Form 10QSB
period 1996-03-31
VIDEOLAN TECHNOLOGIES INC /DE/
filed 1996-05-14
CIK 946345

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark  One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1996

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from______________to________________

                        Commission file number: 0-26302

                          VIDEOLAN TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                      33-93086
    (State of incorporation)               (I.R.S. Employer Identification No.)

         100 Mallard Creek Road, Suite 250, Louisville, Kentucky 40207
           (Address of principal executive offices)            (Zip Code)

                                 502-895-4858
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X                  NO ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Shares Outstanding at March 31, 1996
______________________                      ____________________________________

Common stock, $.01 par value per share                     13,884,498


                       This document contains 14 pages.

                                     INDEX

                                                                       Page
                                                                       ----
PART I.    Financial Information

ITEM 1.    Financial Statements

           Unaudited Condensed Balance Sheet as of March 31, 1996        3

           Unaudited Condensed Statements of Operations for VideoLan
           for the three months ended March 31, 1995 and the three
           months ended March 31, 1996.                                  4

           Unaudited Condensed Statement of Stockholders' Equity
           for the Period from January 1, 1996 through March 31, 1996    5

           Unaudited Condensed Statements of Cash Flow for VideoLan
           for the three months ended March 31, 1995 and the three
           months ended March 31, 1996.                                  6

           Notes to Unaudited Condensed Financial Statements             7

ITEM 2.    Management's Discussion and Analysis or Plan of Operations   11

PART II.   Other Information                                            13

ITEM 1.    Legal Proceedings

ITEM 2.    Changes in Securities

ITEM 3.    Defaults Upon Senior Securities

ITEM 4.    Submission of Matters to a Vote of Security Holders

ITEM 5.    Other Information

ITEM 6.    Exhibits and Reports

SIGNATURES                                                              14



                                    2 of 14

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)
                            CONDENSED BALANCE SHEET
                                March 31, 1996
                                  (Unaudited)

                 Assets
Current assets:
  Cash and cash equivalents                   $   4,785,781
  Accounts receivable                                24,664
  Inventories                                     1,253,717
  Prepaid expenses and other current assets         214,453
                                              -------------
    Total Current Assets                                        $6,278,615

Property and equipment, net                                        342,797

Other assets:
  Patent pending applications                        75,315
  Notes receivable                                   33,800
  Security deposits                                  29,219
                                              -------------
                                                                   138,334
                                                                ----------
                                                                $6,759,746
                                                                ==========
    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities         $606,510
  Capital lease obligations-current                  44,289
                                              -------------
    Total Current Liabilities                                   $  650,799

Long term liabilties:
  Capital lease obligations-non current                             35,190

        Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $.01 par value 5,000,000
    shares authorized, none issued
  Common stock, $.01 par value; 20,000,000
    shares authorized; 13,884,498 shares
    issued and outstanding                          138,845
  Additional paid-in-capital                     16,495,570
  Deficit accumulated during development
    stage                                       (10,560,658)
                                              -------------
    Total Stockholders' Equity                                   6,073,757
                                                                ----------
                                                                $6,759,746
                                                                ==========

                                    3 of 14

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                                    Period from
                                                                     11-May-94
                                                                     Inception
                                          Three Months Ended          through
                                               March 31,              March 31,
                                         1995           1996            1996
                                    --------------------------------------------
Net sales                             $        --    $        --         50,053
Consulting revenues
                                      -----------    -----------   ------------
                                               --             --         50,053

                                               --             --         37,372
                                      -----------    -----------   ------------
Cost of sales                                  --             --         37,372

Gross profit                                   --             --         12,681

Selling, general and administrative
expenses:
  Salaries                                108,388        488,985      1,253,656
  Compensation expense                  1,125,000             --      3,254,875
  Payroll taxes                            27,557         73,466        218,180
  Consulting fees                              --        145,556      1,016,669
  Marketing cost                           43,332         53,355        252,145
  Professional fees                        32,951         48,519        488,730
  Travel and entertainment                 64,344         74,902        543,816
  Research and development                245,553        455,133      2,969,123
  Equipment rental                         23,144         20,613        159,004
  Rent                                     14,054         33,930        152,848
  Insurance                                 4,377         45,918         90,859
  Office                                   29,512         39,707        214,676
  Depreciation and amortization             2,071         17,945         51,334
  Stock Administration Charges                            10,061         10,061
  Other                                       558         47,690         92,453
  Franchise Tax Expense                     5,242
                                      -----------    -----------   ------------
    Total expenses                      1,726,083      1,555,782     10,768,431


Other income (expense)
  Interest income                           9,757         68,485        203,728
  Interest expense                                        (2,356)       (10,854)
  Other Income                                             2,218          2,219
                                      -----------    -----------   ------------
                                            9,757         68,347        195,092
Net loss                              $(1,716,326)   $(1,487,435)  $(10,560,658)
                                      ===========    ===========   ============

Loss per share                        $     (0.16)   $     (0.11)  $      (0.88)
                                      ===========    ===========   ============

Weighted average common shares
  outstanding                          10,968,498     13,855,366     11,945,063
                                      ===========    ===========   ============

                                    4 of 14

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)
                       STATEMENT OF STOCKHOLDERS' EQUITY
              Period from January 1, 1996 through March 31, 1996
                                  (Unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                     Common Stock       Additional        During         Total
                                     Preferred  ---------------------     Paid-In      Development    Stockholders'
                                       Stock      Shares      Amount      Capital         Stage          Equity
                                     ---------  ----------   --------   -----------   ------------    -----------
Balance at January 1, 1996           $          13,843,498   $138,435   $16,424,980   $ (9,073,223)   $ 7,490,192
Warrants converted to Common Stock                   5,000         50        34,950                        35,000
Employee stock options exercised                    36,000        360        35,640                        36,000
Net loss                                                                                (1,487,435)    (1,487,435)
                                     ---------  ----------   --------   -----------   ------------    -----------
Balances at March 31, 1996           $          13,884,498   $138,845   $16,495,570   $(10,560,658)   $ 6,073,757
                                     =========  ==========   ========   ===========   ============    ===========


                                    5 of 14

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Period from
                                                                   May 11, 1994
                                   Three Months    Three Months     Inception
                                       Ended           Ended,        through
                                  March 31, 1995  March 31, 1996  March 31, 1996
                                  ----------------------------------------------
Cash flows from operating and
development stage activities:
Net loss                          $(1,716,326)     $(1,487,435)   $(10,560,658)
Adjustments to net loss:
Issuances of common stock for
  services rendered                 1,125,000                        1,146,875
Issuances of common stock for
  consulting services rendered                                         665,000
Issuances of common stock for
  purchased research and
  development                                                          709,125
Issuances of stock options to
  consultants                                                        2,108,000
Depreciation and amortization           2,071           17,945          51,334
Increase in accounts receivable                                        (24,664)
Increase in inventories              (223,227)        (433,348)     (1,253,717)
Increase in prepaid expenses
  and other current assets            (15,172)         (55,972)       (214,453)
Increase in security deposits                           (3,558)        (29,219)
Increase in accounts payable
  and accrued liabilities              (9,721)         261,668         606,510
                                  -----------      -----------    ------------
    Net cash used in operating
      and development stage
      activities                     (837,375)      (1,700,699)     (6,795,866)
                                  -----------      -----------    ------------

Cash flow from investing
activities:
Acquisition of property and
  equipment                           (14,568)         (42,704)       (283,470)
Patent application costs               (4,452)         (40,100)        (75,315)
                                  -----------      -----------    ------------
    Net cash used in investing
      activities:                     (19,020)         (82,804)       (358,785)
                                  -----------      -----------    ------------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock in private
  placement                                                          2,655,647

Offering costs                       (288,703)                        (326,263)
Proceeds from the exercise of
  stock options by employees                            36,000          36,000
Proceeds from initial public
  offering                                                          11,500,000
Underwriter's commissions and
  expense allowances                                                (1,449,000)
Offering costs                                                        (445,970)
Proceeds from redemption of
  common stock warrants                                 35,000          35,000
Proceeds from notes payable                                            331,000
Repayment of notes payable           (325,000)                        (331,000)
Repayment of capital lease
  obligations                          (4,299)         (10,712)        (31,181)
Proceeds from bridge loans            450,000                          900,000
Repayment of bridge loans            (450,000)                        (900,000)
Loans to employees, net                35,311                          (33,800)
                                  -----------      -----------    ------------
    Net cash provided by
      financing activities:          (582,691)          60,288      11,940,433
                                  -----------      -----------    ------------
Increase in cash and cash
  equivalents:                     (1,439,086)      (1,723,216)      4,785,781
Cash and cash equivalents at
  beginning of period                      --        6,508,997              --
                                  -----------      -----------    ------------
Cash and cash equivalents at
  end of period                   $(1,439,086)     $ 4,785,781    $  4,785,781
                                  ===========      ===========    ============


Supplemental disclosure of cash flow information: Capital lease obligations of $24,740 were incurred when the Company entered into new leases for computer equipment. Interest expense paid in cash was $2,356.


                                    6 of 14

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                March 31, 1996
                                  (Unaudited)


NOTE A-DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     VideoLan Technologies, Inc. (the "Company"), formerly know as Triple R Industries, Inc., is a development stage enterprise incorporated in Ohio in May 1994, to acquire certain technology and the rights to a pending U.S. Patent application for an analog video distribution communications system designed to provide real-time, interactive video, to and from a desktop personal computer ("PC") over local and wide area networks ("VideoLan Technology"). Since inception the Company has primarily been engaged in research and development.

     In the course of its development activities, the Company has incurred significant losses which have been funded with resources from the Chairman, bridge loan financing, proceeds from a private placement, and proceeds from an initial pubic offering.

     Unless income from sales of the VideoLan System is obtained, the timing, sufficiency and receipt of which the Company cannot predict, future development and commercialization of the Company's technology will depend upon arrangements with third parties to finance research and development projects, or the Company's ability to obtain other additional financing on terms satisfactory to the Company. The Company presently has no formal arrangements or commitments for external financing. The Company's inability to obtain such financing could have a material adverse effect on the Company's operations.

     On May 23, 1994, the Company acquired the rights to a pending U.S. patent application from L&LD Communications Consultants, Inc. ("L&LD"), which is the Company's predecessor for financial reporting purposes and which was formed by Vernon Jackson, a director and stockholder of the Company.

     On September 1, 1994, by amendment to its Articles of Incorporation, the Company changed its name from Triple R Industries, Inc. to VideoLan Technologies, Inc.

     Immediately prior to the close of the Company's initial public offering in August 1995, the Company merged with and into a newly formed Delaware corporation, VideoLan Technologies, Inc., for the primary purposes of changing the Company's state of incorporation and increasing the Company's number of authorized shares. Effective upon the consummation of the initial public offering, the authorized capital stock of the Company consisted of 5,000,000 shares of preferred stock, $.01 par value per share, none of which is issued and outstanding, and 20,000,000 shares of common stock, $.01 par value per share, of which 13,884,498 shares are issued and outstanding.



NOTE B-ACQUISITION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Research and Development Costs

     Research and development costs are expensed as incurred.


                                    7 of 14

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                March 31, 1996
                                  (Unaudited)


2.   Net Loss Per Share of Common Stock

     The computation of loss per common share is based on the weighted average number of outstanding shares. All common stock of the Company issued within one year of the initial public offering was considered outstanding for all periods
presented.   Stock options and warrants have not been included in the
calculation as their inclusion would be antidilutive.

3.   Inventories

     Inventories consist of subcomponents necessary to manufacture the Company's product and are valued at the lower of average actual cost or market. The Company has entered into an arrangement to subcontract the manufacture, assembly, testing, and maintenance of the product.

4.   Cash and Cash Equivalents

     Cash equivalents consist of short-term government obligations. These securities have original maturity dates not exceeding three months. Such investments are carried at cost which approximates market, and are considered cash equivalents for purposes of reporting cash flows.

5.   Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets.

6.   Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


7.   Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate fair value, principally because of the short maturity of these items.


NOTE C-PATENT PENDING APPLICATIONS

     Patent pending applications consist of filing fees and certain legal costs relating to the filing of domestic and international patent applications for the VideoLan technology. (Reference is made to Notes A and G.)


                                    8 of 14

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                March 31, 1996
                                  (Unaudited)

NOTE D-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            Estimated
                                                             Useful
                                                              Life

         Furniture and Fixtures             $ 14,011            5
         Equipment                           274,251            5
         Leasehold Improvements              105,868            5
                                            --------
                                             394,130
         Less:  Accumulated Depreciation      51,333
                                            --------
                                            $342,797
                                            ========


NOTE E-ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consists of:


      Accounts payable                      $490,901
      Accrued professional fees               45,400
      Customer security deposits              70,209
                                            --------
                                            $606,510
                                            ========


NOTE F-CAPITAL STOCK TRANSACTIONS

     On January 31, 1996, 5,000 warrants were redeemed for shares of common stock at $7 per share. During February and March, 1996, 36,000 employee stock options were exercised at $1 per share.


NOTE G-COMMITMENTS AND CONTINGENCIES

Employee Compensation

     On January 17, 1996, Mr. John Haines' employment as CEO of the Company ceased. The Company is finalizing a separation agreement with Mr. Haines. Once finalized, Mr. Haines will resign as a director of the Company.

     Effective February 15, 1996, Richard Dean Jackson resigned as Executive Vice President of the Company. As part of his separation agreement with the Company, Mr. Jackson is to receive $125,000 paid over a four month period, commencing March 1996. Mr. Jackson concurrently signed a marketing representative agreement to serve as a commissioned marketing representative of the Company. Additionally, he was issued options to acquire 150,000 shares of the Company's common stock at $12 per share.


                                    9 of 14

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                March 31, 1996
                                  (Unaudited)


Patent Pending Applications

     The Company's pending U.S. patent applications and pending international patent applications claim an efficient network for the real time, simultaneous, bi-directional transmission of voice, video, and data among a plurality of users connected to a plurality of hubs.

     Patents and patent applications involve complex legal and factual issues. A number of companies have filed applications for, or have been issued, patents relating to products or technology that is similar to some of the products or technology being developed or used by the Company. There can be no assurance that the Company's patent will afford protection against the development of similar or related technology by competitors.

     Although the Company believes that its VideoLan System and technology do not and will not infringe on patents or proprietary rights of others, it is possible that such infringement or violation has occurred or may occur or that others may infringe on the Company's patents.


     In the event that the Company's products or technologies infringe on patents or other proprietary rights of others, the Company could be required to discontinue the sale of its products, including the VideoLan System, and redesign its product or obtain licenses. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that the failure to do any of the foregoing would not have a material adverse effect on the Company. If any of the Company's products or technologies are deemed to infringe on patents or other proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could also have a material adverse effect on the Company.


NOTE H-SUBSEQUENT EVENTS

     During May 1996, the Company plans to open a new 9778 square foot facility in Jeffersontown, KY. The Company will be relocating the Product Engineering Department and the Research and Development Department from the Corporate Office to the new facility. The manufacturing facility that is in the current Jeffersontown facility will also be relocated to the new facility. It is the Company's intention to sub lease its existing assembly facility. The minimum annual lease payments under this lease are as follows:


                             1996          $ 40,752
                             1997            61,128
                             1998            73,128
                             1999            77,128
                             2000            85,128
                             Thereafter      28,376
                                           --------
                                           $365,640
                                           ========

                                   10 of 14

          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

VideoLan Technologies, Inc. ("the Company"), is a development stage enterprise incorporated in Delaware. The Company is engaged in the continuing development of communications products which utilize the Company's proprietary technology to transmit and receive real time, interactive video, voice and data signals over unshielded twisted pair copper wire ("UTP"), as well as coaxial cable and fiber, to and from desktop personal computers over local and wide area networks. During the second half of 1996, the Company plans to introduce and market a stand-alone video, voice and data communications network solution (the "VideoLan System"), its first product, through the establishment of distribution channels and direct sales in certain niche markets. The Company will also continue to develop its technology to enable local telephone exchange carriers, regional bell operating companies ("RBOC's") and cable companies to provide immediate access in the home to programming selected by customers from a remote library ("Video Services").

In August 1995, the Company concluded its initial public offering ("IPO") of

2,875,000 units, each unit consisting of one share of common stock and one redeemable common stock purchase warrant exercisable for one share of common stock at a price of $7.00 subject to certain adjustments based upon anti-dilution provisions, at any time until August 10, 2000. The net proceeds of the offering to the Company, after payment of underwriters discounts and commissions, and other expenses of the offering were approximately $9,600,000. The Company anticipates that the remaining proceeds from the offering should be sufficient to fund operations until the end of 1996.

Management believes that approximately $750,000 of the proceeds of the offering will be sufficient to accomplish the Company's marketing strategy for the VideoLan System ($212,072 used as of 3/31/96), since the Company plans to rely in part on the marketing organizations of the original equipment manufacturers ("OEM's"), value added resellers ("VARS's"), systems integrators and distributors through which it intends to sell the VideoLan System. The Company plans to minimize operating expenses by subcontracting manufacturing, installation and field maintenance services. Additionally, it is estimated that approximately $3,000,000 of the proceeds of the offering will be used to purchase inventory ($763,348 used as of 3/31/96), and approximately $1,500,000 will be used during the next twelve months to enhance the VideoLan System and develop the Company's technology for video services ($1,445,133 used as of 3/31/96). Thereafter, the Company anticipates that cash flow from the sales of the VideoLan System and/or development contracts with RBOC's, cable companies or other third parties will be required to finance the integration of the Company's technology into existing RBOC or cable company infrastructures for video services. The availability of sufficient development financing at the earliest possible time could be a significant factor in establishing the Company's technology, rather than a competing technology, in the marketplace. The balance of the IPO proceeds are being used for general corporate working capital.

There can be no assurance that the Company will establish satisfactory distribution channels for the VideoLan System or that the VideoLan System will be accepted in the marketplace. There can also be no assurance that the Company will enter into satisfactory development contracts for Video Services and or that it can complete development before other technologies are selected by Video Services providers.

Results of Operations

Three months ended March 31, 1996

     Revenues.   The Company had no revenues for the period ended March 31, 1996 or March 31, 1995. The Company has engaged in limited marketing of the VideoLan System and is currently beginning to implement its marketing strategy.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the three months ended March 31, 1996 were $1,555,782 as compared with $1,726,083 in the comparable


                                   11 of 14
period of the prior year. In the first quarter of fiscal 1995 the Company incurred non cash compensation expense of $1,125,000 relating to the issuance of common stock to an employee. Salaries, consulting fees and related payroll taxes increased by $572,000 to $708,007 in the first quarter of the fiscal 1996 compared to $135,945 in the first quarter of fiscal 1995. Research and development expenses for the first quarter of 1996 were $455,133 as compared with $245,553 in 1995, and marketing costs were $53,355 in 1996 as compared with $43,332 in 1995.

     Net Loss. The net loss of the Company for the three months ended March 31, 1996 was $1,487,435 (0.11) as compared with $1,716,326 (0.16) for the three months ended March 31, 1995. The Company expects to incur continuing losses until significant quantities of the VideoLan System are sold.

Liquidity and Capital Resources

Through March 31, 1996, an aggregate of $1,700,699 has been expended in the operating and development stage activities of the Company, principally for research and development, salaries and professional fees. An additional $82,804 has been used to prepare the Company's patent applications and purchase certain equipment. Additional funds will be necessary to pay for additional engineers, technical people and increased marketing costs in connection with the sale of the Company's products.

As of March 31, 1996, the Company has financed its operations primarily through investments by its founder and individual investors, a private placement of the Company's Common Stock completed in February of 1995, which raised net proceeds of approximately $1,900,000, and from the net proceeds of the IPO which was completed in August 1995. The Company expects that the IPO proceeds will be sufficient to meet the Company's working capital, marketing, research and development, engineering and inventory requirements for the balance of 1996. Thereafter, the Company anticipates that sales of the VideoLan System and/or the proceeds of research and development contracts will be the primary source of working capital.

As of this date, the Company has no long-term debt or material commitments for capital expenditures. The Company may need to obtain external financing as inventory requirements increase. There can be no assurance such financing will be available, which could materially adversely affect the Company's business.

The Company believes that, during the past year, inflation has not had a significant impact on the Company's operating results.


                                   12 of 14

                          VideoLan Technologies, Inc.
                       (A Development Stage Enterprise)

                          Part II: Other Information

  ITEM 1.        Legal Proceedings

                 None

  ITEM 2.        Changes in Securities

                 None

  ITEM 3.        Defaults Upon Senior Securities

                 None

  ITEM 4.        Submission of Matters to a Vote of Security Holders

                 None

  ITEM 5.        Other Information

                 None

  ITEM 6.        Exhibits and Reports:

                (a)  Exhibits

                     None

                (b)  Reports

                     None


                                   13 of 14

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VideoLan Technologies, Inc.


  Date:  May 15, 1996         /s/ Ted Ralston
                              --------------------------------------
                              Ted Ralston
                              Chairman of the Board



  Date:  May 15, 1996         /s/ Steven B. Rothenberg
                              --------------------------------------
                              Steven B. Rothenberg
                              Chief Financial and Accounting Officer




                                   14 of 14