Form 10KSB/A
period 1995-12-31
VIDEOLAN TECHNOLOGIES INC /DE/
filed 1996-06-07
CIK 946345

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                            FORM 10-KSB/A

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]-For the fiscal year ended December 31, 1995.

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   Commission File Number: 0-26302

                     VIDEOLAN TECHNOLOGIES, INC.
                     ---------------------------
  (Exact name of small business issuer as specified in its charter)

           Delaware                                  33-93086
           --------                                  --------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

       100 Mallard Creek Road Suite 250, Louisville, KY  40207
       -------------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

                            (502) 895-4858
                            --------------
                     (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
Title of Each Class                          on Which Registered
- -------------------                          ---------------------
Common Stock, $0.01 par value per share                NASDAQ
Redeemable Common Stock Purchase Warrants              NASDAQ

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  /x/   No
                                                                        ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $50,053


State the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last sales price of the Common Stock at March 20, 1996: $232,230,342


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 13,864,498 shares of Common Stock outstanding at March 15, 1996, and 3,139,000 Redeemable Common Stock Purchase Warrants outstanding at March 15, 1996.

Item 13. Exhibits and reports on Form 8-K

     The following exhibits are incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File Number 33-93086) referencing the exhibit numbers used in such Registration Statement:

3(i)  -    Certificate of Incorporation of the Company, a Delaware corporation
3(ii) -    By-Laws of the Company, a Delaware corporation
4.1   -    Specimen certificate for Common Stock
4.2   -    Specimen certificate for Warrants (included in 4.3)
4.3   -    Form of Warrant Agreement
4.4   -    Form of Underwriter's Warrant
4.5   -    Form of Consulting Agreement between Kensington Wells Incorporated and the Company
4.6   -    Lock-Up Agreement (6 months)
4.7   -    Lock-Up Agreement (18 months)
10.1  -    Form of Merger Agreement between VideoLan Technologies, Inc., an
           Ohio corporation, and VideoLan Technologies, Inc., a Delaware company.
10.2  -    Employment Agreement between the Company and Peter Beck*
10.3  -    Employment Agreement between the Company and Remy Fenouil*
10.4  -    Employment Agreement between the Company and Vernon Jackson*
10.5  -    Amendment to Employment Agreement between the Company and Vernon
           Jackson*
10.6  -    Employment Agreement between the Company and Richard Dean Jackson*
10.7  -    Amendment to Employment Agreement between the Company and Richard
           Dean Jackson*
10.8  -    Employment Agreement between the Company and Ted Ralston*
10.9  -    Employment Agreement between the Company and Vernon Jackson*
10.10 -    Employment Agreement between the Company and Richard Dean Jackson*
10.11 -    Lease between the Company and Plainview Plaza
10.12 - Lease between the Company and HFH Commercial Real Estate Limited Partnership
10.13 -    1995 Stock Option Plan of the Company*
10.14 -    Release of rights against the Company executed by Richard Dean
           Jackson
10.15 - Settlement Agreement and Release among Triple R Industries, Inc. and four investors
10.16 -    Consulting Agreement between Ruben Levy and the Company*
10.17 - Assignment of Invention and Letters Patent from L&LD Communications Consultant, Inc. to Triple R Industries, Inc.
10.18 - Placement Agency Agreement between the Company and Kensington Wells Incorporated

10.19 - Form and Registration Rights Agreement among the purchasers of shares of Common Stock in the private placement
10.20 -    Registration Rights Agreement between Ruben Levy and the Company
10.21 -    Option Termination and Release Agreement executed by O.H. Koeplin
10.22 - Option Termination and Release Agreement executed by Protype Circuits, Inc.
10.23 -    Option Termination and Release Agreement executed by Bruce Stuart
10.24 - Promissory Notes payable by VideoLan Technologies, Inc. to Aaron Wolfson, Abraham Wolfson and Arielle Wolfson
10.25 - Form on Non Qualified Stock Option Agreement between VideoLan Technologies, Inc. and Aaron Wolfson, Abraham Wolfson and Arielle Wolfson
10.26 - Form of Custody Agreement between the Selling Stockholders and Continental Stock Transfer & Trust Co.

- ----------------------
*    Management contract or compensatory plan arrangements

     The following exhibits are filed with this Form 10-KSB:

10.27 -    Consulting Agreement between the Company and Ted Ralston*
10.28 -    Employment Agreement between the Company and John Haines*
10.29 - Employment Agreement and Employment Agreement Addendum between the Company and Steven B. Rothenberg*
10.30 - Exclusive Distribution Agreement between the Company and Samsung America, Inc. and Samsung Corporation**
10.31 -    Severance and Release Agreement between the Company and R. Dean
           Jackson*

- ----------------------
*    Management contract or compensatory plan arrangements

** Confidential treatment requested. Omitted portions have been filed separately with the Commission.

                              SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VideoLan Technologies, Inc.



Dated:  June 6, 1996                         /s/ Steven B. Rothenberg
- --------------------                         ---------------------------------
                                             Steven B. Rothenberg
                                             Vice President, Chief
                                             Financial Officer and
                                             Chief Accounting Officer