Form 10QSB
period 1996-06-30
VIDEOLAN TECHNOLOGIES INC /DE/
filed 1996-08-14
CIK 946345

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

|_|               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

YES |X|   NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Shares Outstanding at June 30, 1996

- ----------------------                  --------------------------------------

Common stock, $.01 par value per share                   13,935,498



                        This document contains 15 pages.

================================================================================

                                      INDEX

                                                                           Page
PART I.   Financial Information

ITEM 1.   Financial Statements

          Unaudited Condensed Balance Sheet as of June 30, 1996              3

          Unaudited Condensed Statements of Operations for the
          three months ended June 30, 1995 and 1996, the six months
          ended June 30, 1995 and 1996, and for the period from May
          11, 1994(Inception) to June 30, 1996.                              4
          Unaudited Condensed  Statement of Stockholders'  Equity for
          the Six Months ended June 30, 1996.                                5

          Unaudited Condensed Statements of Cash Flows for the
          three months ended June 30, 1995 and 1996, the six months
          ended June 30, 1995 and 1996, and for the period from May
          11, 1994(Inception) to June 30, 1996.                              6

          Notes to Unaudited Condensed Financial Statements                  7

ITEM 2.   Management's Discussion and Analysis or Plan of Operations        11

PART II.  Other Information                                                 13

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information                                                 14

ITEM 6.   Exhibits and Reports

SIGNATURES                                                                  15


                                    2 of 15

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)
                             CONDENSED BALANCE SHEET
                                  June 30, 1996
                                   (Unaudited)

                        Assets
Current assets:
  Cash and cash equivalents                         $  2,532,417
  Accounts receivable                                     24,588
  Inventories                                          1,437,610
  Prepaid expenses and other current assets              197,975
                                                    ------------
    Total Current Assets                                            $  4,192,590

Property and equipment, net                                              519,975

Other assets:
  Patents pending or issued                               88,715
  Notes receivable                                        33,800
  Other assets                                            27,749
  Security deposits                                      122,759
                                                    ------------
                                                                         273,023
                                                                    ------------

                                                                    $  4,985,588
                                                                    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities          $    399,508
  Capital lease obligations-current                      143,588
                                                    ------------
    Total Current Liabilities                                       $    543,096

Long term liabilties:
  Capital lease obligations-non current                                   31,853

                        Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $.01 par value 5,000,000
    shares authorized, none issued
  Common stock, $.01 par value; 20,000,000
    shares authorized; 13,935,498 shares issued
    and outstanding                                      139,355
  Additional paid-in-capital                          16,566,060
  Deficit accumulated during the development stage   (12,294,776)
                                                    ------------
    Total Stockholders' Equity                                         4,410,639
                                                                    ------------


                                                                    $  4,985,588
                                                                    ============


                                    3 of 15

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               Period from
                                                                                                              May 11, 1994
                                                       Three Months Ended             Six Months Ended         (Inception)
                                                            June 30,                      June 30,               through
                                                      1995            1996            1995          1996      June 30, 1996
                                                  ------------    ------------    ------------    ----------   -----------
Net sales                                         $       --      $       --      $       --      $     --     $    50,053

Cost of sales
                                                          --              --              --            --          37,372
                                                  ------------    ------------    ------------    ----------   -----------

Gross profit
                                                          --              --              --            --          12,681

Selling, general and administrative expenses:
     Salaries                                           93,433         491,288         201,821       980,273       1,744,944
     Compensation expense                                                            1,125,000                     3,254,875
     Payroll taxes                                      17,155          16,446          44,712        89,912         234,626
     Consulting fees                                                   135,866                       281,422       1,152,535
     Marketing cost                                     37,084          87,949          80,415       141,305         340,095
     Professional fees                                  48,478         115,576          81,430       164,095         604,306
     Travel and entertainment                          103,540         150,118         167,884       225,020         693,934
     Research and development                          244,968         399,532         490,521       854,664       3,368,654
     Equipment expense                                  26,759         174,554          49,903       222,977         378,921
     Rent                                               14,401          38,896          28,455        72,826         191,744
     Insurance                                          27,891          42,507          32,268        88,426         133,367
     Office                                             83,427          50,483         112,939        90,191         265,160
     Depreciation and amortization                       6,239          26,237           8,310        44,182          77,571
     Stock Administration Charges                                       27,837                        37,898          37,898
     Other                                               9,790          25,806          15,590        45,686          72,897
                                                  ------------    ------------    ------------   -----------   -------------
       Total expenses                                  713,165       1,783,095       2,439,248     3,338,877      12,551,527

Other income (expense)
     Interest income                                     2,500          56,333          12,257       124,818         260,062
     Interest expense                                                   (7,444)                       (9,800)        (18,298)
     Other Income                                                           88                         2,306           2,306
                                                  ------------    ------------    ------------   -----------   -------------
                                                         2,500          48,977          12,257       117,324         244,070

       Net loss                                   $   (710,665)   $ (1,734,118)   $ (2,426,991)  $(3,221,553)  $ (12,294,776)
                                                  ============    ============    ============   ===========   =============


Loss per share                                    $      (0.06)   $      (0.12)   $      (0.22)  $     (0.23)  $       (1.01)
                                                  ============    ============    ============   ===========   =============

Weighted average common
  shares outstanding                              $ 10,968,498    $ 13,898,883    $ 10,968,498   $13,877,124   $  12,172,717
                                                  ============    ============    ============   ===========   =============


                                    4 of 15

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1996
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                    Accumulated
                                                             Common Stock            Additional        During          Total
                                       Preferred      ----------------------------    Paid-In       Development   Stockholders'
                                         Stock          Shares          Amount        Capital          Stage          Equity
                                      ------------    -------------  ------------   -------------   ------------  -------------
Balance at January 1, 1996                             $ 13,843,498  $    138,435   $ 16,424,980   $ (9,073,223)   $  7,490,192
Warrants converted to Common Stock                            5,000            50         34,950                         35,000
Employee stock options exercised                             87,000           870        106,130                        107,000
Net loss                                                                                             (3,221,553)     (3,221,553)
                                      ------------     ------------  ------------   ------------   ------------    ------------
Balances at June 30, 1996                              $ 13,935,498  $    139,355   $ 16,566,060   $(12,294,776)   $  4,410,639
                                      ============     ============  ============   ============    ============   ============


                                    5 of 15

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   Period from

                                                                                                             May 11, 1994
                                                    Three Months Ended              Six Months Ended          (Inception)
                                                         June 30,                       June 30,                through
                                                    1995           1996            1995           1996        June 30, 1996
                                               -------------- --------------  -------------- --------------  --------------
Cash flows from operating and development
stage activities:

Net loss                                       $     (710,665) $  (1,734,118) $   (2,426,991) $  (3,221,553)  $ (12,294,776)
Adjustments to net loss:
Issuances of common stock for services rendered                                    1,125,000                      1,146,875
Issuances of common stock for consulting
services rendered                                                                                                   665,000
Issuances of common stock for purchased
research and development                                                                                            709,125
Issuances of stock options to consultants                                                                         2,108,000
Depreciation and amortization                           6,239         26,237           8,310         44,182          77,571
Gain on sale of assets                                                   (88)                           (88)            (88)
(Increase)decrease in accounts receivable                                 77                             77         (24,587)
Increase in interest receivable                        (2,500)                        (2,500)
Increase in inventories                              (163,816)      (183,893)       (387,043)      (617,241)     (1,437,610)
(Increase)decrease in prepaid expenses and
other current assets                                    2,352         16,478         (12,820)       (39,494)       (197,975)
Increase in security deposits                          (8,540)       (93,540)         (8,540)       (97,098)       (122,759)
Increase(decrease) in accounts payable and
accrued liabilities                                   230,155       (207,003)        220,433         54,665         399,508
                                               -------------- --------------  -------------- --------------  --------------
  Net cash used in operating and development
  stage activities                                   (646,775)    (2,175,850)     (1,484,151)    (3,876,550)     (8,971,717)
                                               -------------- --------------  -------------- --------------  --------------
Cash flow from investing activities:

Acquisition of property and equipment                (131,530)       (73,429)       (146,097)      (116,133)       (356,899)
Proceeds from sale of assets                                             500                            500             500
Patent application costs                                             (13,400)         (4,452)       (53,500)        (88,715)
                                               -------------- --------------  -------------- --------------  --------------

  Net cash used in investing activities:             (131,530)       (86,329)       (150,549)      (169,133)       (445,114)
                                               -------------- --------------  -------------- --------------  --------------

Cash flows from financing activities:

Proceeds from issuance of common stock

in private placement                                                               2,202,747                      2,655,647
Offering costs                                       (211,158)                      (499,861)                      (326,263)
Proceeds from the exercise of stock
options by employees                                                  71,000                        107,000         107,000
Proceeds from initial public offering                                                                            11,500,000
Underwriter's commissions and expense allowances                                                                 (1,449,000)
Offering costs                                                       (27,749)                       (27,749)       (473,719)
Proceeds from exercise of common stock warrants                                                      35,000          35,000
Proceeds from notes payable                                                                                         331,000
Repayment of notes payable                             (6,000)                      (331,000)                      (331,000)
Repayment of capital lease obligations                 (4,525)       (34,436)         (8,824)       (45,148)        (65,617)
Proceeds from bridge loans                            450,000                        900,000                        900,000
Repayment of bridge loans                                                           (450,000)                      (900,000)
Loans to employees, net                                                               35,311                        (33,800)
Cash overdraft                                                                       (31,003)
                                               -------------- --------------  -------------- --------------  --------------

  Net cash provided by financing activities:          228,317          8,815       1,817,370         69,103      11,949,248
                                               -------------- --------------  -------------- --------------  --------------
Increase(decrease) in cash and cash
equivalents:                                         (549,988)    (2,253,364)        182,670     (3,976,580)      2,532,417
Cash and cash equivalents at beginning of
period                                                732,658      4,785,781               -      6,508,997               -
                                               -------------- --------------  -------------- --------------  --------------
Cash and cash equivalents at end of period     $      182,670  $   2,532,417   $     182,670  $   2,532,417   $   2,532,417
                                               ============== ==============  ============== ==============  ==============

Supplemental disclosure of cash flow information: Capital lease obligations of $130,398 were incurred when the Company entered into new leases for computer equipment. Interest expense paid in cash was $2,356.


                                    6 of 15

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

NOTE A-DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     VideoLan Technologies, Inc. (the "Company"), is a development stage enterprise established to acquire certain technology and the rights to a pending U.S. Patent application for an analog video distribution communications system designed to provide real-time, interactive video, to and from a desktop personal computer over local and wide area networks ("VideoLan Technology"). Since inception the Company has primarily been engaged in research and development.

     In the course of its development stage activities, the Company has incurred significant losses which have been funded with resources from the Chairman, bridge loan financing, proceeds from a private placement, and proceeds from an initial pubic offering.

     Unless income from sales of the VideoLan System is obtained, the timing, sufficiency and receipt of which the Company cannot predict, future development and commercialization of the Company's technology will depend upon arrangements with third parties to finance research and development projects, or the Company's ability to obtain other additional financing on terms satisfactory to the Company. The Company presently has no formal binding commitments for external financing. The Company's inability to obtain such financing could have a material adverse effect on the Company`s operations.

NOTE B-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4.   Interim Financial Statements


     The unaudited balance sheet as of June 30, 1996 and the unaudited statements of operations and cash flows for the three months and the six months ended June 30, 1996 and 1995 as well as the period May 11, 1994 (inception) through June 30, 1996 and the statement of stockholders' equity for the six months ended June 30, 1996 contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present the financial position of the Company as of June 30, 1996 and results of operations and the cash flows for the three months, and the six months ended June 30, 1996 and 1995, and the period May 11, 1994 (inception) through June 30, 1996.


                                    7 of 15

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

5.   Patents Pending or Issued

     Patent pending applications consist of filing fees and certain legal costs relating to the filing of domestic and international patent applications for the VideoLan technology.

NOTE C-COMMITMENTS AND CONTINGENCIES

Employee Compensation

     On January 17, 1996, Mr. John Haines' employment as CEO of the Company ceased. As a result of his termination and release agreement with the Company, Mr. Haines is to receive $15,625 per calendar month, prorated for partial months, through September 24, 1996. The termination and release agreement allows Mr. Haines to retain vested options to purchase 150,000 shares of common stock at $3 per share granted to him under his consulting agreement. The termination and release agreement also required the Company to register 50,000 of the 150,000 shares on June 20, 1996 and provides Mr. Haines certain piggyback registration rights for the remaining 100,000 options. Upon entering the termination and release agreement, Mr. Haines resigned as a director of the Company.

     Effective February 15, 1996, Richard Dean Jackson resigned as Executive Vice President of the Company. As part of his severance and release agreement with the Company, Mr. Jackson received $125,000 paid over a four month period, commencing March 1996. Mr. Jackson concurrently signed a marketing representative agreement to serve as a commissioned marketing representative of the Company. Additionally, he was issued options to purchase 150,000 shares of the Company's common stock at $12 per share.


New Facility

In May 1996, the Company leased a 9,778 square foot facility in Jeffersontown, KY. The Company relocated the Product Engineering and the Research and Development Departments from the Corporate Office to this new facility. The minimum annual lease payments under this five year lease are as follows:

               1996                        $  30,564
               1997                           61,128
               1998                           73,128
               1999                           77,128
               2000                           85,128
               Thereafter                     28,376
                                           =========
                                           $ 355,452
                                           =========


                                    8 OF 15

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

Patents Pending or Issued

     The claims under VideoLan's U.S. Patent application for "bi-directional transport of video bandwidth signals have been approved by the U.S. Patent and Trademark Office. The U.S. Patent (No. 5537142) was issued July 16, 1996.

     The Company's remaining pending international patent applications claim an efficient network for the real time, simultaneous, bi-directional transmission of voice, video, and data among a plurality of users connected to a plurality of hubs.

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

     In June 1996, Datapoint Corporation ("Datapoint") filed a lawsuit against the Company in the United State District Court for the District of New Jersey claiming patent infringement, contributory infringement and inducing infringement. No claims are made in the lawsuit regarding the validity of the Company's patent. Datapoint, which is currently experiencing financial difficulties, has made similar claims in lawsuits filed against other videoconferencing companies. However, to the Company's knowledge, Datapoint has not obtained a final verdict of infringement against any of these companies. The Company's independent outside patent counsel has reviewed Datapoints's claims and determined that they are without merit. Accordingly, management does not believe the lawsuit will have a material adverse effect on the Company's results of operations or financial condition.

NOTE D-CAPITAL STOCK

     At the Annual Meeting of Stockholders in June 1996, the Company's stockholders approved a proposal to increase the Company's authorized shares of common stock from 20,000,000 to 80,000,000. The proposal permitted the Company's management to defer the effectiveness of the increase. Since the Company presently has sufficient authorized shares for its currently planned needs, it has no present intention to make the increase effective. Additionally, the stockholders approved a proposal to increase the number of shares available under the Company's 1995 Stock Option Plan from 1,000,000 to 2,000,000.


                                    9 OF 15

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

NOTE E-SUBSEQUENT EVENTS

Sales Agency Agreement

     In July of 1996, the Company entered into a Sales Agency Agreement with Quest Enterprises, Inc. ("QEI") QEI was appointed a nonexclusive authorized sales agent of the Company to sell to approved accounts in the United States. The Company will pay a sales commission equal to five percent of net sales to QEI on these approved accounts. The Company also granted to QEI an option to purchase 75,000 shares of common stock at an exercise price of $16 per share. The option to purchase 25,000 of these shares is irrevocable and is exercisable at any time prior to its expiration and is not be affected by the termination of the Sales Agency Agreement. The option to purchase any or all of the remaining shares will not be exercisable until and unless prior to the termination of the Sales Agency Agreement (i) the Company has received net sales from approved accounts of at least $5,000,000 or (ii) the Company obtains equity financing of at least $5,000,000 through QEI on terms that are acceptable to the Company.

Software Development Consulting Agreement

     In July of 1996 the Company signed a one year consulting agreement with Video Network Service, Inc. ("VNS") to provide full time software supervision and development. The consulting agreement calls for VNS to be paid $280,000 over the term of the one year contract. Additionally, 40,000 stock options were granted to VNS in specific increments once mutually agreed upon milestones are met.


                                    10 of 15

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

VideoLan Technologies, Inc. ("the Company"), is a development stage enterprise incorporated in Delaware. The Company is engaged in the continuing development of communications products which utilize the Company's proprietary technology to transmit and receive real time, interactive video, voice and data signals over unshielded twisted pair copper wire ("UTP"), as well as coaxial cable and fiber, to and from desktop personal computers over local and wide area networks. On July 16, 1996 the US Patent and Trademark office issued the Company a patent (No. 5537142) for a bi-directional transmission of video banded signals, including a switching matrix. There are several international patents still pending.

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

The Company anticipates that the remaining proceeds from the offering should be sufficient to fund operations through the end of 1996.

Management believes that approximately $750,000 of the proceeds of the offering was originally budgeted to accomplish the Company's marketing strategy for the VideoLan System through December 31, 1996 ($236,144 used as of June 30, 1996), reflecting the Company's plan to rely in part on the marketing organizations of the original equipment manufacturers ("OEM's"), value added resellers ("VARS's"), systems integrators and distributors through which it intends to sell the VideoLan System. The Company plans to minimize operating expenses by subcontracting manufacturing, installation and field maintenance services. Additionally, approximately $3,000,000 of the proceeds of the offering was allocated to the purchase of inventory through December 31, 1996 ($993,884 used as of June 30, 1996), and approximately $1,500,000 will be used during the next twelve months to was allocated to enhancements of the VideoLan System and development of the Company's technology for Video Services ($1,781,934 used as of June 30, 1996). Thereafter, the Company anticipated that cash flow from the sales of the VideoLan System and/or development contracts with RBOC's, cable companies or other third parties would be required to finance the integration of the Company's technology into existing RBOC or cable company infrastructures for video services. The balance of the IPO proceeds was allocated for general corporate working capital.

Originally, the Company budgeted $1,500,000 for research and development to enhance the VideoLan System and develop the Company's technology for Video on Demand. The Company has exceeded the original budgeted amount by $281,934. The company is currently achieving its original goals for the technology and has expanded its expectations. The Company is therefore devoting more of its resources to developing new applications for the technology as well as additional features for the current applications.


                                    11 of 15

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

Results of Operations

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Revenues. The Company had no revenues for the six months ended June 30, 1996 or 1995. The Company has engaged in limited marketing of the VideoLan System and is currently beginning to implement its marketing strategy.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the six months ended June 30, 1996 were $3,338,877 as compared with $2,439,248 in the comparable period of the prior year. Salaries, consulting fees and related payroll taxes increased by $1,105,074 to

$1,351,607 in the first half of the fiscal 1996 compared to $246,533 in the first half of fiscal 1995. Research and development expenses for the first half of 1996 were $854,664 as compared with $490,521 for the same period in 1995, and marketing costs were $141,305 in 1996 as compared with $80,415 for the same period in 1995.

     Net Loss. The net loss of the Company for the six months ended June 30, 1996 was $3,221,553 ($0.23) as compared with $2,426,991 ($0.22) for the six months ended June 30, 1995. The Company expects to incur continuing losses until significant quantities of the VideoLan System are sold.

Liquidity and Capital Resources

Through June 30, 1996, an aggregate of $8,971,717 has been expended in the operating and development stage activities of the Company, principally for research and development, salaries and professional fees. An additional $445,114 has been used to prepare the Company's patent applications and purchase certain equipment. Additional funds will be necessary to pay for additional engineers, technical personnel and increased marketing costs in connection with the sale of the Company's products.

As of June 30, 1996, the Company has financed its operations primarily through investments by its Chairman and individual investors, a private placement of the Company's Common Stock completed in February of 1995, which raised net proceeds of approximately $1,900,000, and from the IPO which was completed in August 1995 and generated net proceeds of $9,600,000. The Company expects that the IPO proceeds will be sufficient to meet the Company's working capital, marketing, research and development, engineering and inventory requirements for the balance of 1996. Thereafter, the Company anticipates that sales of the VideoLan System and/or from research and development contracts will be the primary source of working capital.

The Company will need to obtain financing to fund its activities in 1997 until such time as the Company generates sufficient sales of the VideoLan System. The Company is currently in discussions to obtain such financing but presently has no formal binding commitments from any financing source.

The Company believes that, during the past year, inflation has not had a significant impact on the Company's operating results.


                                    12 of 15

                           VideoLan Technologies, Inc.
                        (A Development Stage Enterprise)

                           Part II: Other Information

ITEM 1.   Legal Proceedings

          In June 1996, Datapoint Corporation ("Datapoint") filed a lawsuit against the Company in the United State District Court for the District of New Jersey claiming patent infringement, contributory infringement and inducing infringement. No claims are made in the lawsuit regarding the validity of the Company's patent. Datapoint, which is currently experiencing financial difficulties, has made similar claims in lawsuits filed against other videoconferencing companies. However, to the Company's knowledge, Datapoint has not obtained a final verdict of infringement against any of these companies. The Company's independent outside patent counsel has reviewed Datapoint's claims and determined that they are without merit. Accordingly, management does not believe the lawsuit will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2.   Changes in Securities

          None

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          (A) The annual meeting of Stockholders of VideoLan Technologies, Inc. was held on June 20, 1996.

          (B) All director nominees were elected.

          (C) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

              (1) ELECTION OF DIRECTORS              For           Withheld
              ---------------------------------- --------------- ---------------
              Ted Ralston                            8,526,742      1,548,615
              Vernon L. Jackson                     10,047,842         27,515
              Steven B. Rothenberg                  10,047,842         27,515
              John R. Glankler                       8,526,742      1,548,615
              Jacques O. de Labry                   10,047,842         27,515


                                    13 of 15

                           VideoLan Technologies, Inc.
                        (A Development Stage Enterprise)

                           Part II: Other Information

                                                                          Broker
                                            For     Against   Abstain  Non Votes
       --------------------------------  ---------  --------  -------  ---------
       (2) Proposal for amendment
       to the Company's certificate
       of incorporation.                 9,155,374  841,127    44,150     34,706

       (3) Proposal for amendments to

       and retatement of the Company's
       1995 Stock Option Plan.           6,420,235  881,898    81,260  2,691,964

       (4) Proposal to ratify the
       appointment of Grant Thornton
       LLP as independent accountants
       for the Company for the year
       ending December 31, 1996.         9,289,797  762,450    23,110       0

ITEM 5.   Other Information

          None

ITEM 6    Exhibits and Reports:

          (a)   Exhibits

          10.1  Amended and Restated 1995 Stock Option Plan

          10.2  Termination and Release Agreement between the Company and John
                E. Haines

          10.3  Option Agreement between the Company and John E. Haines

          10.4 Registration Rights Agreement between the Company and John E. Haines

          10.5 Sales Agency Agreement between the Company and Quest Enterprises, Inc.

          10.6  Option Agreement between the Company and Quest Enterprises, Inc.

          10.7 Consulting Agreement between the Company and Video Network Services, Inc.

          10.8 Option agreement between the Company and Video Network Services, Inc.

          27.0  Financial Data Schedule

          (b)   Reports

          None


                                    14 of 15

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VideoLan Technologies, Inc.



Date:  August 9, 1996                     /s/ Ted Ralston
                                          --------------------------------------
                                          Chairman of the Board



Date:  August 9, 1996                     /s/ Steven B. Rothenberg
                                          --------------------------------------
                                          Chief Financial and Accounting Officer


                                    15 of 15