Form 10QSB
period 1996-09-30
VIDEOLAN TECHNOLOGIES INC /DE/
filed 1996-11-14
CIK 946345

===============================================================================

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark  One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______________to________________

                        Commission file number: 0-26302

                          VIDEOLAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                61-1283466
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

                      YES    X                  NO ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                         Shares Outstanding at September 30, 1996
----------------------                  --------------------------------------
Common stock, $.01 par value per share                14,018,398

                        This document contains 15 pages.
------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
PART I.   Financial Information

ITEM 1.   Financial Statements

          Unaudited Condensed Balance Sheet as of September 30, 1996           3

          Unaudited Condensed Statements of Operations for the three months ended September 30, 1995 and 1996, the nine months ended September
          30, 1995 and 1996, and for the period from May 11, 1994(Inception)
          to September 30, 1996.                                               4

          Unaudited Condensed Statement of Stockholders' Equity for the
          Nine Months ended September 30, 1996.                                5

          Unaudited Condensed Statements of Cash Flows for the three months ended September 30, 1995 and 1996, the nine months ended September
          30, 1995 and 1996, and for the period from May 11, 1994(Inception)
          to September 30, 1996.                                               6

          Notes to Unaudited Condensed Financial Statements                    8

ITEM 2    Management's Discussion and Analysis or Plan of
          Operations                                                          11

PART II.  Other Information                                                   13

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information                                                   14

ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                    15

                                    2 of 15

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)
                            CONDENSED BALANCE SHEET
                              September 30, 1996
                                  (Unaudited)

                               Assets
Current assets:
        Cash and cash equivalents .............................   $    712,100
        Accounts receivable ...................................        474,145
        Inventories ...........................................      1,352,877
        Prepaid expenses and other current assets .............        281,631
                                                                       -------

           Total Current Assets ...............................                 $  2,820,753

Property and equipment, net ...................................                      582,340

Other assets:
        Patents pending or granted ............................         89,722
        Notes receivable ......................................         33,800
        Deferred offering cost ................................        186,553
        Security deposits .....................................        102,782
                                                                       -------

                                                                                     412,857
                                                                                     -------

                                                                                $  3,815,950
                                                                                ============

                Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable and accrued liabilities ..............   $    631,498
        Capital lease obligations-current .....................        113,894
                                                                       -------

           Total Current Liabilities ..........................                 $    745,392

Long term liabilties:
        Capital lease obligations-non current .................                       25,359

                   Commitments and Contingencies

Stockholders' equity:
        Preferred stock, $.01 par value 5,000,000
          shares authorized, none issued
        Common stock, $.01 par value; 20,000,000 shares
          authorized; 14,018,398 shares issued and outstanding         140,184
        Additional paid-in-capital ............................     16,722,132
        Deficit accumulated during the development stage ......    (13,817,117)
                                                                   -----------

           Total Stockholders' Equity .........................                    3,045,199
                                                                                   ---------

                                                                                $  3,815,950
                                                                                ============

                                    3 of 15

                             VideoLan Technologies, Inc.
                           (a development stage enterprise)
                          CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                                                                  Period from
                                                                                                                  May 11, 1994
                                                                                                                  (Inception)
                                                         Three Months Ended             Nine Months Ended           through
                                                           September 30,                   September 30,          September 30,
                                                      1995            1996             1995           1996            1996
                                                      ----            ----             ----           ----            ----
Net sales ...................................   $     50,053    $    488,947    $     50,053    $    488,947    $    539,000

Cost of sales ...............................         37,372         283,444          37,372         283,444         320,816
                                                ------------    ------------    ------------    ------------    ------------

Gross profit ................................         12,681         205,503          12,681         205,503         218,184

Selling, general and administrative expenses:
      Salaries ..............................        154,385         417,646         356,206       1,397,920       2,162,591
      Compensation expense ..................              -                       1,125,000                       3,254,875
      Payroll taxes .........................         30,163          43,855          74,875         133,767         278,481
      Consulting fees .......................         86,805          47,430         134,641         328,851       1,199,964
      Marketing cost ........................         16,995          30,218          97,410         171,523         370,313
      Professional fees .....................        110,932         175,923         192,362         340,018         780,229
      Travel and entertainment ..............         94,133         111,981         262,018         337,001         805,915
      Research and development ..............        494,603         488,879         985,124       1,343,543       3,857,533
      Equipment Expense .....................         23,186         121,102          73,090         344,079         500,023
      Rent ..................................         21,750          52,663          50,205         125,489         244,407
      Insurance .............................         (2,014)         65,465          30,253         153,891         198,832
      Office ................................         26,313          60,905          91,416         151,096         326,065
      Depreciation and amortization .........          6,605          33,703          14,915          77,885         111,274
      Stock Administration Charges ..........              -          29,394               -          67,293          67,293
      Other .................................          6,581          73,903          14,747         119,588         146,798
      Franchise Tax Expense .................              -               -           5,242               -
                                                ------------    ------------    ------------    ------------    ------------
        Total expenses ......................      1,070,437       1,753,067       3,507,504       5,091,944      14,304,593

Other income (expense)
      Interest income .......................         21,357          37,060          33,614         161,878         297,121
      Interest expense ......................         (6,317)         (9,866)         (8,498)        (19,666)        (28,164)
      Other Income ..........................              -          (1,971)                            335             335
                                                ------------    ------------    ------------    ------------    ------------
                                                      15,040          25,223          25,116         142,547         269,292


        Net loss ............................   $ (1,042,716)   $ (1,522,341)   $ (3,469,707)   $ (4,743,894)   $(13,817,117)
                                                ============    ============    ============    ============    ============

Loss per share ..............................   $      (0.08)   $      (0.11)   $      (0.30)   $      (0.34)   $      (1.13)
                                                ============    ============    ============    ============    ============

Weighted average common
  shares outstanding ........................     12,405,998      13,986,328      11,447,665      13,913,791      12,178,705
                                                ============    ============    ============    ============    ============

                                   4 of 15

                          VideoLan Technologies, Inc.
                        (a development stage enterprise)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1996
                                  (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                              Common Stock           Additional         During          Total
                                             Preferred -------------------------       Paid-In        Development    Stockholders'
                                               Stock      Shares        Amount         Capital           Stage          Equity
                                         -----------   ----------   ------------   ---------------   ------------    ------------
Balance at January 1, 1996 ..........    $             13,843,498   $    138,435   $    16,424,980   $ (9,073,223)   $  7,490,192
Warrants converted to Common Stock ..                       5,000             50            34,950                         35,000
Employee stock options exercised ....                     169,900          1,699           262,202                        263,901
Net loss ............................                                                                  (4,743,894)     (4,743,894)
                                         -----------   ----------   ------------   ---------------   ------------    ------------
Balances at September 30, 1996 ......    $             14,018,398   $    140,184   $    16,722,132   $(13,817,117)   $  3,045,199
                                         -----------   ==========   ============   ===============   ============    ============

                                    5 of 15

                          VideoLan Technologies, Inc.
                        (a development stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                                      Period from
                                                                                                                      May 11, 1994
                                                                                                                      (Inception)
                                                         Three Months Ended              Nine Months Ended              through
                                                           September 30,                   September 30,             September 30,
                                                       1995             1996          1995              1996              1996
                                                       ----             ----          ----              ----              ----
Cash flows from operating and
development stage activities:

Net loss                                             $(1,042,716)   $(1,522,341)   $(3,469,707)      $(4,743,894)    $(13,817,117)
Adjustments to net loss:
Issuances of common stock for
  Services rendered                                                                  1,125,000                          1,146,875
Issuances of common stock for
  consulting services rendered                                                                                            665,000
Issuances of common stock for purchased
  research and development                                                                                                709,125
Issuances of stock options to consultants                                                                               2,108,000
Depreciation and amortization                              6,605         33,703         14,915            77,885          111,274
Gain on sale of assets                                                    1,972                            1,884            1,884
Increase in accounts receivable                          (27,391)      (449,558)       (27,391)         (449,481)        (474,145)
Increase in interest receivable                                                         (2,500)
Increase(decrease) in inventories                       (155,836)        84,733       (542,879)         (536,167)      (1,356,536)
Increase in prepaid expenses and other
  current assets                                         (13,913)       (83,656)       (26,733)         (119,490)        (277,971)
Increase(decrease) in security deposits                   (1,977)        19,977        (10,517)          (77,121)        (102,782)
Increase in accounts payable and
  accrued liabilities                                      1,323        231,990        221,757           286,657          631,499
                                                     -----------    -----------    -----------       -----------     ------------
  Net cash used in operating and
    development stage activities                      (1,233,905)    (1,683,180)    (2,718,055)       (5,559,727)     (10,654,894)
                                                     -----------    -----------    -----------       -----------     ------------

Cash flow from investing activities:

Acquisition of property and equipment                    (39,700)       (89,596)       (86,052)         (205,729)        (446,495)
Proceeds from sale of assets                                              1,230        (99,745)            1,730            1,730
Patent application costs                                                 (1,006)        (4,452)          (54,506)         (89,721)
                                                     -----------    -----------    -----------       -----------     ------------


  Net cash used in investing activities:                 (39,700)       (89,372)      (190,249)         (258,505)        (534,486)
                                                     -----------    -----------    -----------       -----------     ------------

Cash flows from financing activities:

Proceeds from issuance of common stock
  in private placement                                                               2,202,747                          2,655,647
Offering costs                                                         (158,805)      (288,703)                          (326,263)
Proceeds from the exercise of stock options
  by employees                                                          156,901                          298,901          298,901
Proceeds from initial public offering                 11,500,000                    11,500,000                         11,500,000
Underwriter's commissions and expense allowances      (1,449,000)                   (1,449,000)                        (1,449,000)
Offering costs                                          (234,812)                     (445,970)         (186,553)        (632,523)
Proceeds from exercise of common stock warrants                                                                                 -
Proceeds from notes payable                                                           (331,000)                           331,000
Repayment of notes payable                                                                                               (331,000)
Repayment of capital lease obligations                    (4,056)       (45,861)       (12,881)          (91,013)        (111,482)
Proceeds from bridge loans                                                             900,000                            900,000
Repayment of bridge loans                               (450,000)                     (900,000)                          (900,000)
Loans to employees, net                                                                 35,311                            (33,800)
Cash overdraft                                                                         (31,003)
                                                     -----------    -----------    -----------       -----------     ------------

  Net cash provided by(used in)
    financing activities:                              9,362,132        (47,765)    11,179,501            21,335       11,901,480
                                                     -----------    -----------    -----------       -----------     ------------

Increase(decrease) in cash and cash equivalents:       8,088,527     (1,820,317)     8,271,197        (5,796,897)         712,100
Cash and cash equivalents at beginning of period         182,670      2,532,417              -         6,508,997                -
                                                     -----------    -----------    -----------       -----------     ------------
Cash and cash equivalents at end of period           $ 8,271,197    $   712,100    $ 8,271,197       $   712,100     $    712,100
                                                     ===========    ===========    ===========       ===========     ============

Supplemental disclosure of cash flow information: Capital lease obligations of $140,071 were incurred when the Company entered into new leases for testing equipment. Interest expense paid in cash was $2,785.

                                   6 of 15

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              September 30, 1996
                                  (Unaudited)

NOTE A-DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         VideoLan Technologies, Inc. (the "Company"), is a development stage enterprise established to acquire certain technology and the rights to a U.S. Patent application and several pending foreign patent applications for an analog video distribution communications system designed to provide real-time, interactive video, to and from a desktop personal computer over local and wide area networks ("VideoLan Technology"). Since inception, the Company has primarily been engaged in research and development.

         In the course of its development stage activities, the Company has incurred significant losses which have been funded with resources from the Chairman, bridge loan financing, proceeds from a private placement, and proceeds from an initial pubic offering.

         Unless income from sales of the VideoLan VL2000 System is obtained, the timing, sufficiency and receipt of which the Company cannot predict, future development and commercialization of the Company's technology will depend upon arrangements with third parties to finance research and development projects, or the Company's ability to obtain other additional financing on terms satisfactory to the Company. The Company's inability to obtain such financing could have a material adverse effect on the Company`s operations.

         During October 1996, the Company completed a $5,200,000 financing through the sale of preferred shares in a Regulation D private placement. The Company is evaluating whether to seek an additional $2,300,000 more in gross proceeds from the same private placement. The net proceeds of the $5,200,000 private placement after commissions will be $4,888,000.


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

4.   Interim Financial Statements

         The unaudited balance sheet as of September 30, 1996 and the unaudited statements of operations and cash flows for the three months and the nine months ended September 30, 1996 and 1995 as well as the period May 11, 1994 (inception) through September 30, 1996 and the statement of stockholders' equity for the nine months ended September 30, 1996 contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present the financial position of the Company as of September 30, 1996 and results of operations and the cash flows for the three months, and the nine months ended September 30, 1996 and 1995, and the period May 11, 1994 (inception) through September 30, 1996.

                                    7 of 15

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              September 30, 1996
                                  (Unaudited)


5.   Patents Pending or Issued

         Patent pending applications consist of filing fees and certain legal costs relating to the filing of domestic and international patent applications for the VideoLan technology.


NOTE C-COMMITMENTS AND CONTINGENCIES

Employee Compensation

         On January 17, 1996, Mr. John Haines' employment as CEO of the Company ceased. As a result of his termination and release agreement with the Company, Mr. Haines received $15,625 per calendar month, prorated for partial months, through September 24, 1996. The termination and release agreement allows Mr. Haines to retain vested options to purchase 150,000 shares of common stock at $3 per share granted to him under his consulting agreement. The termination and release agreement also required the Company to register 50,000 of the 150,000 shares on June 20, 1996 and provides Mr. Haines certain piggyback registration rights for the remaining 100,000 options. Upon entering the termination and release agreement, Mr. Haines resigned as a director of the Company.


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

         On September 27, 1996 Mr. Jack Shirman joined the Company as CEO. His employment contract is for a two year term. Mr. Shirman's annual base salary will be $200,000 with possible bonuses which are to be determined at a later date. Mr. Shirman was also granted 300,000 stock options at an exercise price of $6.12 per share. Mr. Shirman may exercise 100,000 stock options on September 27, 1997 and 1998 and 50,000 shares on September 27, 1999 and 2000. The options expire on September 27, 2001. Effective with Mr. Shirman taking over as CEO, Mr. Ted Ralston resigned as interim CEO. Mr. Ralston remains Chairman of the Board of Directors

New Facility

         In May 1996, the Company leased a 9,778 square foot facility in Jeffersontown, Kentucky. The Company relocated the Product Engineering and the Research and Development Departments from the Corporate Office to this new facility. The minimum annual lease payments under this five year lease are as follows:

     1996                       $   15,282
     1997                           61,128
     1998                           73,128
     1999                           77,128
     2000                           85,128
     Thereafter                     28,376
                               ============
                                 $ 340,170
                               ============

                                    8 of 15

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              September 30, 1996
                                  (Unaudited)


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

         Although the Company believes that its VideoLan VL2000 System and technology do not and will not infringe on patents or proprietary rights of others, it is possible that such infringement or violation has occurred or may occur or that others may infringe on the Company's patents.

         In the event that the Company's products or technologies infringe on patents or other proprietary rights of others, the Company could be required to discontinue the sale of its products, including the VideoLan VL2000 System, and redesign its product or obtain licenses. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that the failure to do any of the foregoing would not have a material adverse effect on the Company. If any of the Company's products or technologies are deemed to infringe on patents or other proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could also have a material adverse effect on the Company.

         In June 1996, Datapoint Corporation ("Datapoint") filed a lawsuit against the Company in the United States District Court for the District of New Jersey claiming patent infringement, contributory infringement and inducing infringement. No claims are made in the lawsuit regarding the validity of the Company's patent. Datapoint, which is currently experiencing financial difficulties, has made similar claims in lawsuits filed against other videoconferencing companies. However, to the Company's knowledge, Datapoint has not obtained a final verdict of infringement against any of these companies. The Company's independent outside patent counsel has reviewed Datapoint's claims and believes that they are without merit. Accordingly, management does not believe the lawsuit will have a material adverse effect on the Company's results of operations or financial condition.

Sales Agency Agreement

         In July of 1996, the Company entered into a Sales Agency Agreement with Quest Enterprises, Inc. ("QEI"). QEI was appointed a nonexclusive authorized sales agent of the Company to sell to approved accounts in the United States. The Company will pay a sales commission equal to five percent of net sales to QEI on these approved accounts. The Company also granted to QEI an option to purchase 75,000 shares of common stock at an exercise price of $16 per share. The option to purchase 25,000 of these shares is irrevocable and is exercisable at any time prior to its expiration and is not be affected by the termination of the Sales Agency Agreement. The option to purchase any or all of the remaining shares will not be exercisable until and unless prior to the termination of the Sales Agency Agreement (i) the Company has received net sales from approved accounts of at least $5,000,000 or (ii) the Company obtains equity financing of at least $5,000,000 through QEI on terms that are acceptable to the Company.

                                    9 of 15

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              September 30, 1996
                                  (Unaudited)

Software Development Consulting Agreement

         In July of 1996 the Company signed a one year consulting agreement with Video Network Service, Inc. ("VNS") to provide full time software supervision and development. The consulting agreement calls for VNS to be paid $280,000 over the term of the one year contract. Additionally, 40,000 stock options were granted to VNS and become executable at specific increments once mutually agreed upon milestones are met.


NOTE D-CAPITAL STOCK

         At the Annual Meeting of Stockholders in June 1996, the Company's stockholders approved a proposal to increase the Company's authorized shares of common stock from 20,000,000 to 80,000,000. The proposal permitted the Company's management to defer the effectiveness of the increase to a later date. The increase was made effective on October 16, 1996. Additionally, the stockholders approved a proposal to increase the number of shares available under the Company's 1995 Stock Option Plan from 1,000,000 to 2,000,000.

         On August 9, 1996 the Company made a stock option grant totaling 182,000 shares to all of its employees as of that date, pursuant to the restated VideoLan 1995 Stock Option Plan. These incentive stock options were granted at an exercise price of $9.875. 50% of the options granted become exercisable on August 9, 1998 and the balance on August 9, 1999.


NOTE E-SUBSEQUENT EVENTS


Private Placement

         During October 1996, the Company completed a $5,200,000 financing through the sale of preferred shares in a Regulation D private placement. The Company is evaluating raising an additional $2,300,000 more in gross proceeds from the same private placement. The net proceeds of the $5,200,000 private placement after commissions will be $4,888,000. This offering could create significant dilution if these preferred shares are converted at low prices.


                                   10 of 15

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

         The Company is a development stage enterprise engaged in the continuing development of communications products which utilize their proprietary technology to transmit and receive real time, interactive video, voice and data signals over unshielded twisted pair copper wire ("UTP"), as well as coaxial cable and fiber, to and from desktop personal computers over local and wide area networks. On July 16, 1996 the US Patent and Trademark office issued the Company a patent (No. 5537142) for a bi-directional transmission of video banded signals, including a switching matrix. There are several international patents still pending.

         In August 1995, the Company concluded its initial public offering ("IPO") of 2,875,000 units, each unit consisting of one share of common stock and one redeemable common stock purchase warrant exercisable for one share of common stock at a price of $7.00 subject to certain adjustments based upon anti-dilution provisions, at any time until August 10, 2000. The net proceeds of the offering to the Company, after payment of underwriters discounts and commissions, and other expenses of the offering were approximately $9,600,000, and it was anticipated that the proceeds would be sufficient for at least 12 months after the date of the offering.

         $750,000 of the proceeds of the IPO were originally budgeted to accomplish the Company's marketing strategy for the VideoLan VL2000 System ($266,362 used as of September 30, 1996). This is reflecting the Company's plan to rely in part on the marketing organizations of the original equipment manufacturers ("OEM's"), value added resellers ("VARS's"), systems integrators and distributors through which it intends to sell the VideoLan VL2000 System. The Company plans to minimize operating expenses by subcontracting manufacturing, installation and field maintenance services. Additionally, approximately $3,000,000 of the proceeds of the offering were allocated to the purchase of inventory ($1,256,610 used as of September 30, 1996), and approximately $1,500,000 was allocated to enhancements of the VideoLan VL2000 System and development of the Company's technology for Video Services ($2,270,813 used as of September 30, 1996). Thereafter, the Company anticipated that cash flow from the sales of the VideoLan VL2000 System and/or development contracts with RBOC's, cable companies or other third parties would be required to finance the integration of the Company's technology into existing RBOC or cable company infrastructures for video services. The balance of the IPO proceeds was allocated for general corporate working capital.

         Originally, the Company budgeted $1,500,000 for research and development to enhance the VideoLan VL2000 System and develop the Company's technology for video services. The Company has exceeded the original budgeted amount by $770,813. The Company is also devoting some of its resources to developing new applications for the technology as well as additional features for existing applications.

         There can be no assurance that the Company will establish satisfactory distribution channels for the VideoLan VL2000 System or that the VideoLan VL2000 System will be accepted in the marketplace. There can also be no assurance that the Company will enter into satisfactory development contracts for video services and or that it can complete development before other technologies are selected by video services providers.

                                   11 of 15

Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Revenues. The Company has engaged in limited marketing of the VideoLan VL2000 System and is currently beginning to implement its marketing strategy. During the third quarter of 1996, the Company commenced shipping the VideoLan VL2000 System which provided revenues of $488,947 as compared with $50,053 in the comparable period in 1995. The Company's marketing efforts in the third quarter of 1996 were significantly impaired by the sharp decline in the trading price of the Company's common stock and the Company's low cash position. As a result, the Company anticipates that revenues during the fourth quarter of 1996 will be nominal. The Company believes its improved cash position resulting from a recent private placement will enhance the Company's ability to market the VideoLan VL2000 System although significant revenues are unlikely to be realized until the second quarter of 1997 at the earliest

         In the third quarter of 1996, the Company invoiced Samsung Corporation for $154,291.75 in sales of the VideoLan VL2000 System pursuant to Samsung's August 26, 1995 Exclusive Distribution Agreement with the Company. Subsequently, Samsung has notified the Company that Samsung has decided to terminate the Agreement and return all VideoLan VL2000 System products to the Company. Management of the Company has contacted officers of Samsung in an attempt to reinstate the Agreement on its current terms or renegotiated terms. There can be no assurance that the Company will be successful in doing so. Accordingly, the Company has determined not to recognize as revenue any sales to Samsung during the third quarter of 1996.

         Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the nine months ended September 30, 1996 were $5,091,944 as compared with $3,507,504 in the comparable period of the prior year. Salaries, consulting fees and related payroll taxes increased by $1,294,816 to $1,860,538 in the nine months ended September 30, 1996 compared to $565,722 in the nine months ended September 30, 1995. Research and development expenses for the nine months ending September 30, 1996 were $1,343,543 as compared with $985,124 for the same period in 1995, and marketing costs were $171,523 in 1996 as compared with $97,410 for the same period in 1995.


         Net Loss. The net loss of the Company for the nine months ended September 30, 1996 was $4,743,894 ($0.34) as compared with $3,469,707 ($0.30)
for the nine months ended September 30, 1995. The Company expects to incur continuing losses until significant quantities of the VideoLan VL2000 System are sold.

Liquidity and Capital Resources

         Through September 30, 1996, an aggregate of $10,654,894 has been expended in the operating and development stage activities of the Company, principally for research and development, salaries and professional fees. An additional $534,486 has been used to prepare the Company's patent applications and purchase certain equipment. Additional funds will be necessary to pay for additional engineers, technical personnel and increased marketing costs in connection with the sale of the Company's products.

         Through September 30, 1996, the Company financed its operations primarily through investments by individual investors, the 1995 private placement which raised net proceeds of approximately $1,900,000, and from the IPO which was completed in August 1995 and generated net proceeds of $9,600,000. As of September 30, 1996, the Company had approximately $712,000 in cash and cash equivalents remaing from such financings. The Company initially sought to raise additional funds as early as April of 1996 in a public offering through Kensington Wells Incorporated, the underwriter for the Company's IPO. Kensington Wells was unable to complete this public offering. In September 1996, the Company sought to raise additional funds through a common stock private placement also through Kensington Wells.

                                   12 of 15

         However, Kensington Wells was unable to complete this offering as well in part because of the sharp decline in the trading price of the Company's common stock and the circulation of adverse information concerning Kensington Wells in various media. Management believes the decline in the trading price was largely attributable to substantial short selling of the Company's stock and the absence of support by the Company's principal market-maker, Kensington Wells.

         During October 1996, the Company completed a $5,200,000 financing through the sale of convertible preferred shares in a private placement under Regulation D. The Company is evaluating raising an additional $2,300,000 more in gross proceeds from the same private placement. The net proceeds of the $5,200,000 private placement after commissions will be $4,888,000. The Preferred Stock sold in the Offering will be convertible into Common Stock on or after January 17, 1997 at the lesser of $4.88 or the five day average trading price of the Common Stock at the time of conversion less a discount of between 15% and 20%. The Company may redeem the Preferred Stock upon conversion under certain circumstances. The Company is required to register the Common Stock issuable upon conversion of the Preferred Stock on or before January 17, 1997. If the Company fails to register the Common Stock by such date, the amount of Common Stock issuable upon conversion will increase. In connection with the private placement, the Company will issue a warrant to the broker for 6% of the aggregate amount raised at $4.88 per share. It is anticipated that the proceeds from this offering will be sufficient to fund the Company's operations into the second quarter of 1997. The Company may seek additional financing to fund its activities in the fourth quarter of 1996 or the first or second quarters of 1997.

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

            None

ITEM 3.     Defaults Upon Senior Securities

            None

ITEM 4.     Submission of Matters to a Vote of Security Holders

            None

ITEM 5.     Other Information

            None

ITEM 6      Exhibits and Reports:

            (a)    Exhibits

            10.9 Employment agreement and option agreement between the Company and Jack Shirman

            10.10  Registration Rights Agreement:  Applicable to 7 Investors

            10.11  Subscription Agreement:  Applicable to 7 Investors

            10.12  Registration Rights Agreement:  Applicable to 2 Investors


            10.13  Subscription Agreement: Applicable to 2 Investors

            10.14  Certificate of Designation

            27.0   Financial Data Schedule

            (b)    Reports

            None

                                   14 of 15

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VideoLan Technologies, Inc.

Date:  November 11, 1996                /s/ Jack Shirman
                                        -------------------------------
                                        Jack Shirman
                                        Chief Executive Officer



Date:  November 11, 1996                /s/ Steven B. Rothenberg
                                        ---------------------------------
                                        Steven B. Rothenberg
                                        Chief Financial and Accounting Officer

                                   15 of 15