Form 10KSB40
period 1996-12-31
VIDEOLAN TECHNOLOGIES INC /DE/
filed 1997-03-28
CIK 946345

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   -----------

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]-For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-26302

                           VIDEOLAN TECHNOLOGIES, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

         Delaware                                    61-1283466
         --------                                    ----------
(State or other  jurisdiction of                    (IRS Employer
incorporation or organization)                    Identification No.)


            100 Mallard Creek Road Suite 250, Louisville, KY 40207
            ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                    (502) 895-4858
                                    --------------
                              (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                                                     Name of Each Exchange
Title of Each Class                                   on Which Registered
-------------------                                   -------------------
Common Stock, $0.01 par value per share                      Nasdaq
Redeemable Common Stock Purchase Warrants                    Nasdaq

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes x   No
                                                             ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year:  $327,803

State the aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last sales price of the Common Stock at March 14, 1997: $16,719,974

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,050,398 shares of Common Stock outstanding at March 14, 1997, and 3,134,000 Redeemable Common Stock Purchase Warrants outstanding at March 14, 1997.

                                         INDEX


                                                                           Page
                                    PART I


Item 1.   Description of Business............................................13
Item 2.   Description of Property.............................................6
Item 3.   Legal Proceedings...................................................6
Item 4.   Submission of Matters to a Vote of Stockholders.....................6


                                    PART II


Item 5.   Market for Common Equity and Related Stockholder Matters............7
Item 6.   Management's Discussion and Analysis or Plan of Operations..........7
Item 7.   Financial Statements...............................................10
Item 8.   Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure.......................................10


                                   PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16 (a) of the Exchange Act.............11
Item 10.  Executive Compensation.............................................13
Item 11.  Security Ownership of Certain Beneficial Owners and Management.....17
Item 12.  Certain Relationships and Related Transactions.....................17
Item 13.  Exhibits and Reports on Form 8-K...................................18


SIGNATURES                                                                   22

     This Form 10-KSB contains statements which may constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement included as Exhibit 99 to this Form 10-KSB. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1.  Description of Business

     VideoLan Technologies, Inc., ("the Company") has developed and is engaged in the continuing development of transport and switch and communications products which utilize the Company's proprietary technology to transmit and receive real time, interactive, video, voice and data signals over two pairs of unshielded twisted pair copper wire ("UTP"). The Company's initial product is a stand-alone video, voice and data communications network solution (the "VideoLan System") for the desktop personal computer ("PC"). The Company's business strategy is to market the VideoLan System and to develop additional products utilizing its proprietary technology. Since the Company's technology could be adaptable to additional applications, including home to home video, voice and data conferencing, it may undertake other initiatives in the future.

     The VideoLan System consists of a package of components integrated into a local area network ("LAN") or wide area network ("WAN") environment. Once installed, users at their PCs can initiate and control multi-party, real time, interactive, video, voice and data conferences. Up to four full motion (30 frames per second) video images can be displayed on the PC monitor, and multiple real time data applications can be performed interactively. Users also can access and control at their PCs the functionality of remote multimedia devices, such as cameras, video monitors, video cassette recorders ("VCRs") and laser discs. The VideoLan System is a PBX-like hub network, integrated into a LAN environment, which transports uncompressed real time analog video, voice and data signals independently of and parallel to the LAN. A communications network solution, the VideoLan System accesses data from a client/server and transports the data signals, along with the video and voice signals, using the existing LAN UTP infrastructure. UTP has four pairs of wires (8 individual wires). The VideoLan System transmits video, voice and data signals over one of the pairs, while real time video, voice and data signals are received interactively over a second pair. The LAN can use the remaining two pairs for data only applications.

     The Company believes that the VideoLan System has a greater array of features and is simpler and less expensive to install and integrate along side of, and independent of, the LAN environment than competitive products. It allows more users simultaneously to access and participate in conferences, using multiple data and multimedia applications, without compromising the performance of the LAN or the quality of the signals received. Designed with an open architecture, the VideoLan System operates on IBM compatible PCs running Microsoft(C) Windows(TM) operating software, and is capable of being equipped with application programming interfaces which also adapt to support MacIntosh(TM) and Unix(TM) software platforms.

Marketing of the VideoLan System

     The Company intends to market the VideoLan System to original equipment manufacturers("OEMs"), value added resellers("VARs"), systems integrators and distributors whose markets and market presence will provide significant sales channels. The Company will also market directly to end users in targeted niche markets. The Company has completed the initial phase of an extensive marketing and competitive analysis survey in conjunction with a leading consulting firm. As a result of the information derived from this study, the Company has targeted specific vertical markets that should benefit from its broadband video technology. These markets include telemedicine, distance learning and high end business applications. As a result of targeting these markets, the Company has systems presently sold to, or in evaluation at, a leading technology hospital, a midwestern university and several military bases. The Company believes that by targeting a broader market than the traditional desktop video conferencing market, it can better position itself against the competition. In addition to this traditional market, the Company's technology provides new opportunities for image file transfer and real time business applications. These markets provide the greatest opportunity for rapid growth at sustainable high margins.

Attributes of the VideoLan System

     The Company believes that the desktop PC video, voice and data conferencing products presently marketed use transport and switching technologies which result in a wide range of performance characteristics, including differences in video and voice quality, real time interactivity, the ability to run multiple conferences or data applications simultaneously, the number of users that can participate in a conference, and the degree of control which the users have over the various elements of the conference. These products connect desktop PCs through an integrated services digital network ("ISDN"), asynchronous transfer mode ("ATM"), a LAN, or a PBX-like hub network in combination with a LAN, using UTP, coaxial cable or fiber as a transmission medium.

     ISDN and ATM connections require the costly installation of telephone lines and hardware to transport the input signals, and result in tariff charges for user access, even when the conferencing parties are in the same building. These connections are not a network solution and are not ideal for multiple users, since additional lines must be installed to connect each person in a user group.

     LAN connections can transmit only a finite amount of data, and the transmission of continuous video images uses a substantial portion of this capacity. Accordingly, LAN connections currently tend to overload the LAN, which causes data applications to run slower, affecting the conference participants as well as other users. Therefore, there are limitations on the number of simultaneous video conferences and data applications which can be used. Most LANs presently installed use UTP infrastructure as a transmission medium. The installation of fiber improves performance, but not sufficiently to overcome the limitations of a LAN connection.

     Existing PBX-like hub networks transport video and voice signals over a network separate and parallel to the LAN. These products require the installation of coaxial cable or fiber as a transmission medium. Data applications are transmitted through a LAN connection, which could affect the performance of the LAN.

     One of the advantages of the VideoLan System compared to existing products is its ability to transport real time, interactive, full motion video (30 frames per second), voice and data signals over UTP. This should significantly lower the cost and simplify the installation of the VideoLan System, since UTP infrastructure exists in most LAN environments. No ISDN or ATM installation and usage costs are incurred and it is not necessary to install coaxial cable or fiber.

     The VideoLan System transmits the data signals, along with video and voice signals, independently of a LAN. Consequently, multiple video conferencing and data applications can be used simultaneously without overloading and degrading the performance of the LAN.

     In addition, the Company believes that no existing product permits users to access and control at their PCs remote multimedia devices such as cameras, video monitors, VCRs and laser disks. The Company also believes that the VideoLan System can transport signals, without degradation, over longer distances than competitive products, without the need to boost the signals which tends to diminish performance and reduce the number of potential conference participants. However, there can be no assurance that the Company is aware of all of the other technologies presently under development some of which could have similar or other attributes.


Manufacturing

     The Company has limited manufacturing facilities and is subcontracting its board assembly to contractors. To ensure system integrity and quality, the Company performs assembly and final test in its own facilities.


Patents

     The claims under VideoLan's U.S. Patent application for "bi-directional transport of video bandwidth signals have been approved by the U.S. Patent and Trademark Office. The U.S. Patent (No. 5537142) was issued July 16, 1996. The United States Patent claims an efficient network for the real time, simultaneous, bi-directional transmission of voice, video, and data among a plurality of users connected to a plurality of hubs, a method for the simultaneous transmission of analog video and digital data on twisted pair cable, and a method for automatically equalizing a signal sent over UTP.

     The Company has international patent applications pending in 56 foreign countries.

     Patents and patent applications involve complex legal and factual issues. A number of companies have filed applications for, or have been issued, patents relating to products or technology that is similar to some of the products or technology being developed or used by the Company. There can be no assurance that the Company's patent will afford protection against the development of similar or related technology by competitors. Although the Company believes that its VideoLan System and technology do not and will not infringe on patents or proprietary rights of others, it is possible that such infringement or violation has occurred or may occur, or that others may infringe on the Company's patents.

     The Company also will attempt to protect its proprietary intellectual property rights with confidentiality agreements with its employees, licensees, marketing partners and vendors. There can be no assurance that such rights will be adequately protected by such agreements.


Government Regulation

     The VideoLan System is not directly subject to federal regulation; however, products into which it may be integrated are subject to federal laws relating to radiation and conduction levels to prevent interference with radio and television communication.

Competition

     The market for desktop PC video conferencing products is fragmented. A number of video conferencing products are being marketed, and new entrants into the market are anticipated. There are numerous well established competitors, including joint ventures involving major communications companies that possess substantially greater financial, personnel and other resources than the Company.

     The Company believes that the advantages of the VideoLan System and the technology of the Company are the principal factors differentiating the VideoLan System from competing products and their underlying technologies. The Company intends to compete by demonstrating the price/performance advantages of the VideoLan System.


Employees

     As of March 14, 1997, the Company employed 45 persons including research and development employees, management and administrative employees. As the Company proceeds with full scale commercial marketing of the VideoLan System and continued development of other potential applications of its technology, the Company will need to employ additional qualified marketing, technical and other personnel.


Item 2.  Description of Property

     On May 15, 1995, the Company entered into a five-year lease agreement for approximately 6,700 square feet of space in Louisville, Kentucky at an annual rental of $102,480. The premises consist of administrative and sales offices.

     In May 1996, the Company leased a 9,778 square foot facility in Jeffersontown, Kentucky. The Company relocated the product engineering, research and development, and operations departments from the corporate office to this new facility.


Item 3.   Legal Proceedings

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

     From time to time the Company is also party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any other current or pending litigation or proceedings that would have a material or adverse effect on the Company's results of operations or financial condition.


Item 4.    Submission of Matters to a Vote of Security Holders

     None

                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters

     Commencing with the Company's initial public offering on August 10, 1995, the Company's Common Stock and Redeemable Common Stock Purchase Warrants (the "Warrants") have been traded on the Nasdaq Small Cap Market under the trading symbols "VLNT", and "VLNTW" respectively.

     The following table sets forth high and low prices for the Company's Common Stock and the warrants on as reported on the Nasdaq Small Cap Market System. These prices reflect inter-dealer quotations and may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.

                                     Common Stock            Warrants

         Quarter Ended              High        Low        High        Low

August 10, to September 30,1995  $ 12.00     $  6.00    $ 7.875    $  1.50
December 31, 1995                $ 47.50     $  9.875   $ 41.25    $  6.50
March 31, 1996                   $ 38.50     $  8.75    $ 31.25    $  5.50
June 30, 1996                    $ 23.00     $ 14.00    $ 17.00    $ 10.25
September 30, 1996               $ 21.00     $  5.00    $ 15.75    $  2.25
December 31, 1996                $  6.50     $  1.25    $  2.75    $   .22


     As of March 14, 1997, there were approximately 244 registered holders of record of the Company's Common Stock approximately 29 registered holders of the Company's Warrants.

     The Company has never paid dividends on its Common Stock. The Company plans to retain any earnings to provide for the development and growth of the Company.


Item 6.  Management's Discussion and Analysis or Plan of Operations

FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenues. The Company has engaged in limited marketing of the VideoLan VL2000 System and is currently beginning to implement its marketing strategy. During 1996, the Company commenced shipping the VideoLan VL2000 System which provided revenues of $327,803 as compared with $50,053 in 1995. The Company's marketing efforts in the 1996 were significantly impaired by the sharp decline in the trading price of the Company's common stock due to problems with the underwriter and the Company's low cash position experienced prior to the private placement in October 1996. As a result, the Company anticipates that revenues during the first and second quarters of 1997 will be nominal.

Operating Expenses:
     Total operating expenses for the year ended December 31, 1996 were $7,752,353 as compared with $6,881,715 for the year ended December 31, 1995.

     Salaries and payroll taxes increased by $972,213 to $1,690,876 during the year ended December 31, 1996 compared to $565,722 in the year ended December 31, 1995. As of March 15, 1996 VideoLan had 27 employees. These employees were engaged in research and development and selling and administrative capacities. As of March 14, 1997 VideoLan had 45 employees. These employees are in production, marketing, sales, administrative, research and development, and customer service organizations. In 1995 the Company was in a strictly research and development mode. In 1996 the Company was, and still is, developing its production and selling capabilities.

     Compensation expense. In 1995, there were non-cash compensation expenses of $3,233,000 relating to the issuance of stock and stock options to employees and consultants. In 1996, the compensation expense decreased to $288,390. The 1996 compensation expense was the net of the credit from 1995 compensation expense for options that were canceled and the expense for accrued compensation.

     Research and development expenses for the year ending December 31, 1996 were $2,639,702 as compared with $1,423,916 for the same period in 1995. In 1995 the Research and Development department was developing the original product, the VL2000. In 1996 the efforts expanded to the development of VideoLan software and a Gateway. This required additional personnel such as engineers, programmers, and technicians. It also required additional equipment and consulting services.

     Marketing costs were $297,575 in 1996 as compared with $158,716 for the same period in 1995. The marketing cost increased from 1995 due to additional personnel and customer relations cost.

     Consulting and Professional Fees increased $512,062 to $1,032,870 in 1996 from $520,080 in 1995. The majority of the increase in this area is due to legal fees incurred in the process of defending the Company against lawsuits and legal compliance activities required by a publicly held company.

     Travel and Entertainment for the year ending December 31, 1996 was $504,810 as compared with $396,568 for the same period in 1995. The increase in travel and entertainment is mainly due to increase in sales personnel and the relocation expenses for some key personnel.

     Rent and Office expenses during 1996 were $398,054. They increased by $204,512 from $193,542 during 1995. During 1996, the Company moved its research and development and its operations departments from the corporate offices to a larger, better equipped facility. The Company also added an outside sales office in Massachusetts. Currently, the rent and office expenses include the expenses of three facilities. The Company has intentions of combining the corporate offices and the research and development/operations facility in the first half of 1997 to minimize overhead.

     Insurance increased by $191,592 from $40,257 for the period ending December 31, 1995 to $231,849 for the period ending December 31, 1996. The majority of this increase is due to a significant increase in the officers and directors insurance coverage to comply with industry standards. An increase in personnel has also caused increases in health and workers compensation premiums..

     Stock administration charges were $81,158 for the period ending December 31, 1996. The Company began tracking the charges incurred to be a publicly held company on January 1, 1996. The Company went public in August 1995. Most of the charges in 1995 were related to the public offering and were offset against the proceeds.

     Other expenses increased from $43,008 in 1995 to $151,140 in 1996. This increase is in line with the increase in the size of the Company. The significant expenses in this category are supplies, repairs and maintenance, employee relations and training, bad debts expense, and other miscellaneous expenses.

 Net Loss.
     The net loss of the Company for the year ended December 31, 1996 was $8,122,116 ($0.58 per share) as compared with $6,742,289 ($0.56 per share) for the year ended December 31, 1995. The Company expects to incur continuing losses until significant quantities of the VideoLan VL2000 System are sold.

Liquidity and Capital Resources.
     Through December 31, 1996, an aggregate of $12,440,277 has been expended in the operating and development stage activities of the Company, principally for research and development, salaries and professional fees. An additional $662,943 has been used primarily to acquire the Company's proprietary technology, prepare the Company's patent applications and purchase certain equipment. Additional funds will be necessary to pay for additional engineers, technical people and increased marketing costs in connection with the sale of the Company's products.

     Through December 31, 1995, the Company financed its operations primarily through investments by individual investors, a 1995 private placement which raised net proceeds of approximately $1,900,000, and from its initial public offering which was completed in August 1995 and generated net proceeds of $9,600,000. The Company initially sought to raise additional funds as early as April 1996 in a public offering through Kensington Wells Incorporated, the underwriter for the Company's IPO. Kensington Wells was unable to complete this public offering. In September 1996, the Company sought to raise additional funds through a common stock private placement also through Kensington Wells.

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

     During October and November 1996, the Company completed a $5,500,000 financing through the sale of convertible preferred shares in a private placement under Regulation D. The net proceeds of the $5,500,000 private placement after commissions and offering cost was $4,978,342. The Preferred Stock sold in the Offering was convertible into Common Stock on or after January

17, 1997 at the lesser of $4.88 or the five day average trading price of the Common Stock at the time of conversion less a discount of between 15% and 20%. The Company may redeem the Preferred Stock upon conversion under certain circumstances. The Company was required to register for public resale the Common Stock issuable upon conversion of the Preferred Stock on or before January 17, 1997, or issue increasingly higher amounts. The Company has not yet registered the Common Stock but intends to do so in the next two months. In connection with the private placement, the Company issued a warrant to the broker for 6% of the aggregate amount raised at $4.88 per share.

     As of March 14, 1997 the Company's current cash position is $2,600,000. The Company is utilizing approximately $450,000 of that cash per month for operating and research and development activities. It is anticipated that the Company's current cash position will be sufficient to fund the Company's operations through the second quarter of 1997. The Company is actively seeking additional financing to fund its activities for the balance of 1997 and into 1998. The Company cannot anticipate what the terms of this additional funding will be. There can be no assurance that such financing will be available. Failure to receive such financing would likely require the Company to cease operations.

     As of this date, the Company has no long-term debt or material commitments for capital expenditures.

     The Company believes that, during the past year, inflation has not had a significant impact on the Company's operating results.

Item 7.  Financial Statements

        See pages F-1 to F-15


Item 8. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure

     There have been no changes in, or reported disagreements with, the Company's accountants on any matter of accounting principles, practices or financial statement disclosure.

                                       PART III
                                       --------


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.


Directors and Executive Officers

     Set forth below are the names of each of the directors and executive officers of the Company and their respective ages and positions with the
Company:

NAME                    AGE         POSITION WITH THE COMPANY
----                    ---         -------------------------

John Ruggiero            61       Chairman of the Board

Jack Shirman             62       Chief Executive Officer and Director

Steven Rothenberg        51       Vice President Finance, Chief Financial
                                  Officer, Treasurer, Secretary, and Director

Jacques de Labry         57       Director

Norman Barkeley          65       Director

John Glankler            39       Director

Peter Beck               54       V.P. of Market Development



     All directors hold office until their successors have been duly elected and qualified or until their earlier resignation or removal. Directors are elected annually.

     John Ruggiero has been Chairman of the Board and a director of the Company since January 1997. Mr. Ruggiero is currently the Vice Chairman of Telco Systems. Mr. Ruggiero has held various positions with Telco Systems, Inc. including Chief Executive Officer, President and Chief Financial Officer. Prior to that time, Mr. Ruggiero was Corporate Vice President and Chief Financial Officer of Sanders Associates, Inc. Mr. Ruggiero received his BS and MBA from Boston College.


     Jack Shirman became a board member when he became Chief Executive Officer of VideoLan Technologies. Jack Shirman has been Chief Executive Officer of the Company since September 30, 1996. From 1988 until 1996, Mr. Shirman served as Corporate Vice President and Group President of Dynatech Corporation, a designer and manufacturer of a diversified line of instruments, equipment, and software used to support voice, data and video communications. Prior to such time, Mr. Shirman served as President and Chief Executive Officer of Telco Systems, Inc., a manufacturer of fiber optic and customer premise transmission equipment. Mr. Shirman received his BS and MS degrees in Electrical Engineering from Cornell University, and his MBA from Rochester Institute of Technology.

     Steven B. Rothenberg has been Vice President Finance, Chief Financial Officer and Treasurer since September, 1995. In January, 1996, he was elected to the Board of Directors and elected Corporate Secretary. During the two year period prior to joining VideoLan Technologies, Inc., Mr. Rothenberg was a financial consultant to the telecommunications industry. From 1992 to 1994, Mr. Rothenberg was Chief Financial Officer of H2O Plus, L.P., a specialty retailer in the cosmetics and skincare business. From 1988 to 1991, Mr. Rothenberg was Chief Financial Officer of Ellesse USA, a subsidiary of Reebok International, Ltd. In addition, Mr. Rothenberg has held senior financial management positions with Warner Communications, Inc., Revlon Inc., and Ernst and Young, LLP. Mr. Rothenberg received a BS in accounting and finance from The American University in 1968.

     Jacques de Labry has been a director of the Company since April 1996. Mr. de Labry has been a consultant to the telecommunications industry since 1995. From 1988 until its sale in 1995, Mr. de Labry served as President and Chief Executive Officer of Raynet International, Inc., a supplier of fiber optic telecommunications systems. Mr. de Labry has held executive positions at ITT Corporation as President of ITT Corporation's Asia Pacific Group and subsequently was responsible for ITT Corporation's Business Systems in Europe. He previously held various venture, sales/marketing and executive positions with General Electric Company, GTE Corporation and International Business Machines Corporation. Mr. de Labry is currently a director of MultiLink, Inc., a company engaged in manufacturing and marketing multipoint audio teleconferencing systems. Mr. de Labry received a BA from Yale University in 1960.

     Norman Barkeley became a member of the Board of Directors on March 20, 1997. Mr. Barkeley is the Chairman of Ducommun Incorporated(NYSE). Ducommun is a manufacturer of components and assemblies for the aerospace and wireless telecommunications industries. Mr. Barkeley has been with Ducommun since 1988. Prior to joining Ducommun, Mr. Barkeley had 30 years experience with Lear Siegler, Inc., a manufacturer of aerospace, automotive, and commercial industrial products. He attained the position of Chairman and Chief Executive Officer in 1986. Mr. Barkeley received his bachelor's degree from Michigan State University in 1953.

     John R. Glankler has been a director of the Company since August 1995. He has been associated with the law firm of Sebaly, Shillito & Dyer, a Legal Professional Association, Dayton, Ohio, counsel to the Company, since April 1, 1995 and has been a shareholder and director of Sebaly, Shillito, & Dyer, a legal professional association since July 1, 1996. For more than five years prior to April, 1995, Mr. Glankler was associated with another firm in Ohio. Mr. Glankler obtained a BA in economics from Duke University and a JD from the University of Cincinnati.

     Peter Beck was the Chief Operating Officer of the Company from April 1995 until October 1996 at which time he assumed the responsibilities of Vice

President Market Development in addition to being a Corporate Officer. For ten years prior, he was the founder and Chief Executive Officer of Digital Access Corporation, a telecommunications equipment developer and manufacturer. Prior to such time, Mr. Beck served as director of business development planning for MCI Communications, Inc. Mr. Beck received his MBA in finance from the University of Chicago in 1971 and his BA from Harvard University in 1964.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more that ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Executive officers, directors and greater than ten percent (10%) shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed. Based solely on the Company's review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.    Executive Compensation

     The following table summarizes compensation paid by the Company during fiscal 1996 and 1995 to the Company's Chairman of the Board and other executive officers who received compensation in excess of $100,000.


                              SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                                                   Compensation
                                                              --------------------
                                    Annual Compensation             Awards
                                    -------------------             ------
                                                                  Securities
       Name and                                                  Underlying
       Principal                                Other Annual       Options/       All Other
       Position           Year   Salary($)     Compensation($)      SARs (#)    Compensation($)
       --------           ----   ---------     ---------------    --------      ---------------
Jack Shirman,             1996     $  50,997             -        300,000 (7)            0
Chief Executive Officer

Ted Ralston,              1996             0             -              0        $ 100,000(13)
Chief Executive Officer   1995     $  75,000(1)          -        100,000 (2)    $  40,000 (3)
Chairman of the Board

John Haines,              1996     $ 178,700(4)
Chief Executive Officer   1995     $  67,742(4)          -        150,000 (5)     $ 30,000 (6)


Steven B. Rothenberg      1996     $ 153,333             -         10,000 (9)
Chief Financial Officer   1995     $  24,167             -        100,000 (8)     $ 47,467(10)

Peter Beck                1996     $ 106,250      $ 241,494 (12)   10,000 (9)
Vice President Market     1995     $  69,421                       75,000(11)
Development

Vernon L. Jackson         1996     $ 235,767
                          1995     $ 166,250             -        375,000(14)

--------------------------

(1)  Mr. Ted Ralston resigned as Chief Executive Officer in August 1995.

(2) Reflects options to purchase shares of Common Stock at $2.00 per share granted on March 1, 1995. These options are not exercisable until the Company has cumulative net income before income taxes of $1,000,000. These options were canceled pursuant to Mr. Ralston's resignation as CEO in August 1995.

(3) Reflects consulting fees paid to Mr. Ralston for the period September 1, 1995 to December 31, 1995 pursuant to a consulting agreement with the company. This consulting agreement required Mr. Ralston to provide at least thirty hours of service per week and provided for a monthly payment to Mr. Ralston of $10,000 in consideration of his performance of services.

(4)  Mr. John Haines' employment as CEO ceased in January 1996.

(5) Reflects options to purchase shares of Common Stock at $3.00 per share granted on August 18, 1995. Such options are exercisable semi-annually over a 30 month period in five equal installments. All options were granted to Mr. Haines as part of his severance agreement. These options vested as of his severance date, January 17, 1996.

(6) Reflects consulting fees paid to Mr. Haines for the period of June 1, 1995 to August 31, 1995.

(7) Reflects options to purchase shares of Common Stock at $6.12 per share granted on September 27, 1996. The options are exercisable as follows: 100,000

(8) Reflects options to purchase shares of Common Stock at $3.00 per share granted on August 18, 1995. These options become exercisable in 25,000 share increments on March 1, and September 1, 1996 and March 1, and August 15, 1997.

(9) Reflects options to purchase shares of Common Stock at $9.875 per share granted on August 9, 1996. 50% of these options become exercisable on August 9, 1998 and the remaining 50% become exercisable on August 9, 1999.

(10) Reflects consulting fees paid to Mr. Rothenberg during 1995.

(11) Reflects options to purchase shares of Common Stock at $2.00 per share granted on April 17, 1995. These options were exercisable on October 18, 1995.


(12) Reflects net proceeds received by Mr. Beck from exercising his options for shares of common stock and then selling those shares.

(13) Reflects consulting fees paid to Mr. Ralston for the period January 1, 1996 to December 31, 1996 pursuant to a consulting agreement with the company. This consulting agreement required Mr. Ralston to provide at least thirty hours of service per week and provided for a monthly payment to Mr. Ralston of $10,000 in consideration of his performance of services.

(14) Reflects options to purchase shares of Common Stock at $2.00 per share granted on March 1, 1995. 187,500 of these options are not exercisable until the Company has cumulative net income before income taxes of $1,000,000. The remaining 187,500 of these options were canceled pursuant to Mr. Ralston's resignation as CEO in August 1995.

     The following table sets forth certain information regarding option grants to executive officers during the fiscal year ended December 31, 1996.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                                -----------------


                                      % of Total
                                        Options       Exercise
                                       Granted to     or Base
                                      Employees in     Price      Expiration
         Name       Options Granted    Fiscal Year     ($/sh)        Date
-------------------------------------------------------------------------------
Jack Shirman        300,000 (1)(2)       30.6%         $6.12       9/26/01
Ted Ralston               0               0             0            0
John Haines               0               0             0            0
Steven Rothenberg    10,000 (3)(4)        1.1%         $9.875       8/8/01
Peter Beck           10,000 (3)(4)        1.1%         $9.875       8/8/01

(1) Reflects options to purchase shares of Common Stock at $6.12 per share granted on September 27, 1996. The options are exercisable as follows: 100,000 on September 27, 1997, 100,000 on September 27,1998, 50,000 on September 27, 1999 and 50,000 on September 27, 2000.

(2) These options were exchanged on January 23, 1997 for options for 246,000 shares at an exercise price of $1.56. The newer options vest at a later date than the prior options.

(3) Reflects options to purchase shares of Common Stock at $9.875 per share granted on August 9, 1996. 50% of these options become exercisable on August 9, 1998 and the remaining 50% become exercisable on August 9, 1999.


(4) These options were exchanged on January 23, 1997 for options for 8,200 shares at an exercise price of $1.56. The newer options vest at a later date than the prior options.


               Aggregated Option/SAR Exercises in Last Fiscal Year
               ---------------------------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------


                                                Number of
                                                Securities       Value of
                                                Underlying       Unexercised
                                                Unexercised      In-the-Money
                      Shares                    Options/SARs at  Options/SARs
                      Acquired                  FY-End (#)       at FY-End($)
                      on            Value
                      Exercise     Realized     Exercisable/     Exercisable/
Name                  (#)           ($)         Unexercisable    Unexercisable
----                  ---           ---         -------------    -------------

Jack Shirman             -            -          0/300,000(1)          0/0

Ted Ralston              -            -          0/100,000(2)          0/0

John Haines            50,000     $475,800        100,000/0            0/0

Steven B. Rothenberg     -            -        75,000/35,000(3)        0/0

Peter Beck             14,000     $241,494     61,000/10,000(4)        0/0

(1) These options were exchanged on January 23, 1997 for options for 246,000 shares at an exercise price of $1.56. The newer options vest at a later date than the prior options.

(2) Reflects options to purchase shares of Common Stock at $2.00 per share granted on March 1, 1995. These options are not exercisable until the Company has cumulative net income before income taxes of $1,000,000. These options were canceled pursuant to Mr. Ralston's resignation as CEO in August 1995.

(3) 10,000 of these options were exchanged on January 23, 1997 for options for 8,200 shares at an exercise price of $1.56. The newer options vest at a later date than the prior options.

(4) These options were exchanged on January 23, 1997 for options for 58,220 shares at an exercise price of $1.56. The newer options vest at a later date than the prior options.

Board of Directors Compensation
-------------------------------


     The Company does not currently compensate directors who are also executive officers of the Company for service on the Board of Directors. Under Company policy, each non-employee director of the Company is entitled to reimbursement of expenses incurred in connection with attending meetings of the Board. Non-employee directors also receive immediately exercisable options to purchase 10,000 shares of Common Stock, at the then fair market value, on the date of their initial election to the Board and on each of the first and second anniversary dates of their election to the Board, if they are re-elected.


Change in Control Agreements
----------------------------

     On February 14, 1997 the Company entered into agreements with Jack Shirman and Steven B. Rothenberg. The agreements provide that upon a "change in control" accompanied by a dilution of the executive's power, the executive may terminate his employment and receive a lump sum severance payment in an amount equal to his then current salary for 24 months in addition to other benefits. A "change in control" is deemed to occur when a person acquires 40% beneficial ownership of the voting power of the Company's outstanding stock; over a two-year period, the members of the Board of Directors at the start of the period cease to be a majority thereof without a two-thirds vote of those directors remaining on the Board who were directors at the start of the two-year period; or the dissolution of the Company.


Long-Term Incentive and Pension Plans
-------------------------------------

     As of December 31, 1996, the Company did not have any long-term incentive or defined benefit pension plans.


Employment Agreements
---------------------

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

     In December of 1996 Mr. Vernon Jackson's employment with VideoLan Technologies ceased. Terms of Mr. Jackson's severance agreement are still being negotiated.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The voting securities of the Company outstanding on March 14, 1997 consisted of 14,050,398 shares of Common Stock. The following table sets forth information concerning ownership of the Company's Common Stock, as at March 14, 1996 by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who, to the knowledge of management, owned beneficially more than 5% of the Common Stock.

Beneficial Owner

                                   Shares Beneficially   Percent of Outstanding
Name and Address                         Owned (7)            Common Stock
----------------                         ---------            ------------

Ted Ralston (1).....................    1,389,308               9.8%

Jack de Labry(6)....................       10,000             *    %

Steven B. Rothenberg (2)............       75,000             *    %

Peter Beck (3)......................       61,000             *    %

John R. Glankler(4).................       45,000             *    %

John Ruggiero(5)....................       10,000             *    %

Executive Officers and Directors
as a Group..........................    1,580,308              11.1%
(5 persons)

---------------------------
* Less than 1%

The persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to Community property laws where applicable and the information contained in the footnotes hereunder.


1.   The address of each of Mr. Ted Ralston is 1941 S. Kemp, Lima, OH 45806

2. Represents 75,000 shares of Common Stock subject to options exercisable within 60 days of March 14, 1997. The address for Mr. Rothenberg is 100 Mallard Creek Road, Louisville, Kentucky 40207.


3. Represents 61,000 shares of Common Stock subject to options exercisable within 60 days of March 14, 1997 The address for Mr. Beck is 100 Mallard Creek Road, Louisville, Kentucky 40207.

4. The address of Mr. Glankler is 1300 Courthouse Plaza NE, Dayton, Ohio 45402. Represents 35,000 shares of Common Stock subject to options exercisable within 60 days of March 14, 1997.

5. The address of Mr. Ruggiero is 100 Mallard Creek Road, Louisville, KY 40207. Represents 10,000 shares of Common Stock subject to options exercisable within 60 days of March 14, 1997.

6. Does not include shares subject to options which are not exercisable and will not become exercisable with in 60 days of March 14, 1997.

Item 12. Certain Relationships and Related Transactions

     None.

Item 13. Exhibits

3.1  - Certificate of Incorporation of the Company(1)

3.2  - Certificate of Amendment to Certificate of Incorporation of the Company

3.3 - Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Preferred Stock of the Company

3.2  - By-Laws of the Company, as amended and restated(7)

4.1  - Specimen certificate for Common Stock(1)

4.2  - Specimen certificate for Warrants (included in 10.10)(1)

4.3 - Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated January 29, 1997(7)

4.4  - Form of Rights Certificate (included in Exhibit 4.3)(7)

10.1 - Employment Agreement between the Company and Ted Ralston(2)

10.2 - Employment Agreement between the Company and Remy Fenouil dated May 3, 1994(1)

10.3 - Registration Rights Agreement between Ruben Levy and the Company dated September 30, 1994(1)

10.4 - Employment Agreement between the Company and Vernon L. Jackson dated

       October 10, 1994(1)

10.5 - Amendment to Employment Agreement between the Company and Vernon L. Jackson dated October 10, 1994(1)

10.6 - Release executed by Richard Dean Jackson dated October 27, 1994(4)

10.7 - Form and Registration Rights Agreement among the purchasers of shares of Common Stock in the private placement(1)

10.8 - Placement Agency Agreement between the Company and Kensington Wells Incorporated dated December 22, 1994(1)

10.9 - Form of Custody Agreement between the Selling Stockholders and Continental Stock Transfer & Trust Co.(1)

10.10 - Form of Kensington Wells Incorporated Warrant Agreement(1)

10.11 - Form of Kensington Wells Incorporated Warrant(1)

10.12 - Form of Consulting Agreement between Kensington Wells Incorporated and the Company(1)

10.13 - Consulting Agreement between Ruben Levy and the Company(1)

10.14 - Consulting Agreement between the Company and Ted Ralston(2)

10.15 - Form of Non Qualified Stock Option Agreement between the Company and Aaron Wolfson, Abraham Wolfson and Arielle Wolfson(1)

10.16 - Employment Agreement between the Company and Peter Beck dated April 17, 1995(1)

10.17 - Lease between the Company and HFH Commercial Real Estate Limited Partnership dated May 15, 1995(1)

10.18 - Employment Agreement between the Company and John E. Haines(2)

10.19 - Option Agreement between the Company and John R. Glankler dated August 28, 1995

10.20 - Exclusive Distribution Agreement between the Company and Samsung America, Inc. and Samsung Corporation(2)

10.21 - Employment Agreement and Employment Agreement Addendum between the Company and Steven B. Rothenberg(2)

10.22 - Lease between the Company and NTS/BBCI dated April 23, 1996

10.23 - Lease between the Company and Corporate Business Connection, Inc. dated May 1, 1996


10.24 - Consulting Agreement between Jacques O. de Labry and the Company dated June 1, 1996

10.25 - Termination and Release Agreement between the Company and John E. Haines dated May 14, 1996(4)

10.26 - Registration Rights Agreement between the Company and John E. Haines dated May 14, 1996(4)

10.27 - Option Agreement between the Company and John E. Haines dated May 14, 1996(4)

10.28 - Option Agreement between Jacques O. de Labry and the Company dated June 14, 1996

10.29 - Option Agreement between the Company and Quest Enterprises, Inc. dated June 14, 1996

10.30 - Piggyback Registration Rights Agreement between the Company and Quest Enterprises, Inc. dated June 14, 1996

10.31 - 1995 Stock Option Plan of the Company(3)

10.32 - Form of Option Agreement - Incentive Stock Option

10.33 - Form of Director Option Agreement - Non-Qualified Stock Option

10.34 - Consulting Agreement between Video Network Inc. and the Company dated July 1, 1996

10.35 - Option Agreement between the Company and Video Network Inc. dated August 5, 1996

10.36 - Option Agreement between the Company and Howard S. Jacobs dated August 28, 1996

10.37 - Employment Agreement between the Company and Jack Shirman dated September 27, 1996(5)

10.38 - Option Agreement between the Company and Jack Shirman dated September 27, 1996(5)

10.39 - Form of Registration Rights Agreement dated October 17, 1996(5)

10.40 - Form of Subscription Agreement dated October 17, 1996(5)

10.41 - Form of Registration Rights Agreement the Company dated October 17, 1996(5)

10.42 - Form of Subscription Agreement dated October 17, 1996(5)


10.43 - Warrant Agreement between the Company and First Bermuda Securities Limited dated October 17, 1996

10.44 - Form of First Bermuda Securities Warrant

10.45 - Registration Rights Agreement between the Company and Goodbody International, Inc. dated November 15, 1996

10.46 - Form of Goodbody International Inc. Warrant

10.47 - Registration Rights Agreement between the Company and RIC Investment Fund Ltd. dated November 26, 1996

10.48 - Subscription Agreement between the Company and RIC Investment Fund Ltd.

10.49 - Stock Option Agreement between the Company and Jack Shirman dated January 23, 1997

10.50 - Executive Severance Agreement between the Company and Jack Shirman dated February 14, 1997

10.51 - Executive Severance Agreement between the Company and Steven B. Rothenberg dated February 14, 1997

27    - Financial Data Schedule

99    - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance
        Statement for Forward-Looking Statements
 ---------------------

(1) Incorporated by reference to the exhibits to the registration statement on Form SB-2 filed by the Company, as amended (File No. 33-93086).

(2) Incorporated by reference to the exhibits to the report on Form 10-KSB filed by the Company for the fiscal year ended December 31, 1995 (File No. 0-26302).

(3) Incorporated by reference to the exhibits to the registration statement on Form S-8 filed by the Company on June 20, 1996 (File No. 333-6449).

(4) Incorporated by reference to the exhibits of Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed by the Company on May 28, 1996 (File No. 33-93086).

(5) Incorporated by reference to the exhibits to the report on Form 10-QSB filed by the Company on November 11, 1996 (File No. 0-26302).

(6) Incorporated by reference to the exhibits to the report on Form 8-K filed by the Company on January 29, 1997 (File No. 0-26302).


(7) Incorporated by reference to the exhibits to the Registration Statement on Form 8-A filed by the Company on January 29, 1997 (File No. 0-26302).

                                   SIGNATURES

In accordance with Section 13 or 15(d)of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VideoLan Technologies, Inc.

Dated:     March 21, 1997                      /s/Jack Shirman
                                             -----------------------------------
                                               Jack Shirman
                                               Chief Executive Officer


Dated:     March 21, 1997                      /s/Steven B. Rothenberg
                                             -----------------------------------
                                               Steven B. Rothenberg
                                               Vice President, Chief Financial
                                               Officer, and Chief Accounting
                                               Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          Signature                    Title                       Date
          ---------                    -----                       ----


/s/John Ruggiero               Chairman of the Board             March 21, 1997
                                                                 --------------
---------------------------
John Ruggiero


/s/ Jack Shirman               Chief Executive Officer           March 21, 1997
                                                                 --------------
---------------------------
Jack Shirman


/s/ Steven B. Rothenberg       Director, Vice President, Chief   March 21, 1997
                                                                 --------------
---------------------------
Steven B. Rothenberg           Financial Officer, and Chief
                               Accounting Officer

/s/ Norman Barkeley            Director                          March 21, 1997
---------------------------                                      --------------
Norman Barkeley


/s/Jacques de Labry            Director                          March 21, 1997
---------------------------                                      --------------
Jacques de Labry


/s/John Glankler               Director                          March 21, 1997
---------------------------                                      --------------
John Glankler

                               TABLE OF CONTENTS
                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants..................     F-2

Financial Statements

     Balance Sheet..................................................     F-3

     Statements of Operations.......................................     F-4

     Statement of Stockholders' Deficiency..........................  F-5 - F-6

     Statements of Cash Flows.......................................  F-7 - F-8

     Notes to Financial Statements..................................  F-9 - F-22

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

Board of Directors

    VIDEOLAN Technologies, Inc.

We have audited the accompanying balance sheet of VIDEOLAN Technologies, Inc. (a development stage enterprise) as of December 31, 1996, and the related statements of operations, stockholders' deficiency and cash flows for each of the two years ended December 31, 1996, and the period May 11, 1994 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIDEOLAN Technologies, Inc. (a development stage enterprise) as of December 31, 1996, and the results of its operations and its cash flows for each of the two years ended December 31, 1996, and the period May 11, 1994 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception on May 11, 1994, and has suffered significant losses which have been funded with resources from bridge loan financing, proceeds from private placements, and proceeds from an initial public offering. As shown in the financial statements, the Company incurred a net loss of $8,122,116 during the year ended December 31, 1996. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Continuation is dependent upon the success of future operations and obtaining additional financing. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
February 14, 1997

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                                 BALANCE SHEET

                               December 31, 1996

                                    ASSETS



Current assets

    Cash and cash equivalents                    $  3,985,470
    Restricted cash                                    18,000
    Accounts receivable                                81,242
    Inventories                                       786,415
    Prepaid expenses and other current assets          64,429
                                                 ------------
             Total current assets                               $4,935,556

Property and equipment, net                                        494,863

Other assets

    Patents pending or granted                         89,722
    Security deposits                                  30,207
    Restricted cash                                    72,000      191,929
                                                 ------------   ----------
                                                                $5,622,348
                                                                ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable and accrued liabilities     $    775,125
    Capital lease obligations - current                49,723
                                                 ------------

             Total current liabilities                          $  824,848

Long-term liabilities

    Capital lease obligations - noncurrent                          14,401

Commitments and contingencies

Stockholders' equity

    Preferred stock, $.01 par value; 5,000,000
      shares authorized; 5,500 shares issued               55
    Common stock, $.01 par value; 20,000,000

      shares authorized; 14,046,398 shares
      issued and outstanding                          140,464
    Additional paid-in capital
       Common stock                                16,859,632
       Preferred stock                              4,978,287
    Deficit accumulated during the
      development stage                           (17,195,339)   4,783,099
                                                  -----------   ----------
                                                                $5,622,348
                                                                ==========

 The accompanying notes are an integral part of this statement.

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                           STATEMENTS OF OPERATIONS

                                                                                                                   Period from
                                                                                                                  May 11, 1994
                                                                                                                   (inception)
                                                                    Year ended             Year ended                through
                                                                   December 31,           December 31,             December 31,
                                                                       1995                   1996                     1996
                                                                ---------------         ---------------         ---------------
Net sales                                                          $     50,053           $    327,803            $    377,856
Cost of sales                                                            37,372                735,026                 772,398
                                                                   ------------           ------------            ------------

              Gross profit (loss)                                        12,681               (407,223)               (394,542)

Selling, general and administrative expenses

    Salaries                                                            605,233              1,546,657               2,311,328
    Compensation expense                                              3,233,000                385,980               3,640,855
    Payroll taxes                                                       113,430                144,219                 288,933
    Consulting fees                                                     206,113                498,774               1,369,887
    Marketing cost                                                      158,716                297,574                 496,364
    Professional fees                                                   313,967                534,097                 974,308
    Travel and entertainment                                            396,568                504,810                 973,724
    Research and development                                          1,423,916              2,639,702               5,153,692
    Equipment expense                                                   122,086                325,080                 481,024
    Rent                                                                 70,570                170,850                 289,768
    Insurance                                                            40,257                231,849                 276,790
    Office                                                              123,032                227,203                 402,172
    Depreciation and amortization                                        31,819                110,850                 144,239
    Stock administration charges                                                                81,158                  81,158
    Other                                                                43,008                151,140                 178,350

                                                                   ------------           ------------            ------------

              Total expenses                                          6,881,715              7,849,943              17,062,592

Other income (expense)

    Interest income (expense) - net                                     126,745                178,242                 304,987
    Other income                                                                               (43,192)                (43,192)
                                                                   ------------           ------------            ------------

                                                                        126,745                135,050                 261,795
                                                                   ------------           ------------            ------------

              NET LOSS                                             $ (6,742,289)          $ (8,122,116)           $(17,195,339)
                                                                   ============           ============            ============

Loss per share                                                           $(0.56)                $(0.58)                 $(1.37)
                                                                   ============           ============            ============

Weighted average common shares outstanding                           12,094,868             13,945,299              12,523,559
                                                                   ============           ============            ============


The accompanying notes are an integral part of these statements.

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                     STATEMENT OF STOCKHOLDERS' DEFICIENCY

        Period from May 11, 1994 (inception) through December 31, 1996 and the year ended December 31, 1996

                                                                                                    Deficit
                                                                        Additional  Additional    accumulated
                                                 Common stock            paid-in     paid-in         during          Total
                                  Preferred  ----------------------     preferred     common      development    stockholders'
                                    stock    Shares          Amount       stock        stock         stage        deficiency
                                  --------   ----------      ------     ---------   ----------    -----------    -------------

Issuance on May 11, 1994                      3,677,000      $ 36,770               $  (36,370)                  $       400
Issuances of common stock
   for cash                                   1,023,000        10,230                  394,770                       405,000
Issuances of common stock
   for services rendered                        437,500         4,375                   17,500                        21,875

Issuances of common stock
   for cash and consulting
   services rendered                            950,000         9,500                  703,000                       712,500
Issuances of common stock
   for purchased research
   and development                            2,662,500        26,625                  682,500                       709,125
Net loss                                                                                           $(2,330,934)   (2,330,934)
                                  -------    ----------     ---------   ---------   ----------     -----------    ----------

Balances at December 31, 1994                 8,750,000        87,500                1,761,400      (2,330,934)     (482,034)

Issuances of common stock
   in private placement                       1,468,498        14,685                1,861,799                     1,876,484
Issuance of common stock
   for release of royalty rights                750,000         7,500                1,117,500                     1,125,000
Issuance of common stock through
   an Initial Public Offering                 2,875,000                              9,576,281                     9,605,031
Issuance of stock options
   to consultants                                                                    2,108,000                     2,108,000
Net loss                                                                                            (6,742,289)   (6,742,289)
                                  -------    ----------     ---------   ---------   ----------     -----------    ----------

Balances at December 31, 1995                13,843,498       138,435               16,424,980      (9,073,223)    7,490,192


                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

               STATEMENT OF STOCKHOLDERS' DEFICIENCY (continued)

        Period from May 11, 1994 (inception) through December 31, 1996 and the year ended December 31, 1996

                                                                                                      Deficit
                                                                        Additional    Additional    accumulated
                                                 Common stock            paid-in       paid-in         during          Total
                                  Preferred  ----------------------     preferred       common      development    stockholders'
                                    stock    Shares          Amount       stock          stock         stage        deficiency
                                  --------   ----------      ------     ---------     ----------    -----------    -------------

Warrants converted to
   common stock                                   5,000     $      50                 $   34,950                   $    35,000
Employee stock options
   exercised                                    197,900         1,979                    309,922                       311,901
Private placement of
   preferred stock                 $55                                  $4,978,287                                   4,978,342


Issuance of stock options
   to consultants                                                                        554,780                       554,780

Cancelled stock options
   to consultants                                                                       (465,000)                     (465,000)

Net loss                                                                                            $ (8,122,116)   (8,122,116)
                                  -------    ----------     ---------  -----------    -----------   -------------   ----------
Balance at December
   31, 1996                        $55       14,046,398      $140,464   $4,978,287    $16,859,632   $(17,195,339)  $ 4,783,099
                                  ======     ==========      ========   ==========     ===========   ============   ===========

The accompanying notes are an integral part of this statement.

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                           STATEMENTS OF CASH FLOWS

                                                                                                                     Period from
                                                                                                                    May 11, 1994
                                                                                                                     (inception)
                                                                           Year ended          Year ended              through
                                                                          December 31,        December 31,          December 31,
                                                                              1995                1996                  1996
                                                                         -------------       ---------------       -------------

Cash flows from operating and development stage activities
   Net loss                                                              $ (6,742,289)       $(8,122,116)          $(17,195,339)
   Adjustments to reconcile net loss to net cash used in
     operating activities
Issuances of common stock for services rendered                     1,125,000                                 1,146,875
        Issuances of common stock for consulting services rendered                                                      665,000
        Issuances of common stock for purchased research and
          development                                                                                                   709,125
        Issuances of stock options to consultants                            2,108,000            89,780              2,197,780
        Depreciation and amortization                                           31,819           110,850                144,239
        Loss on sale of assets                                                                    45,411                 45,411
        Changes in certain operating activities
          Accounts receivable                                                  (24,664)          (56,578)               (81,242)
          Notes receivable                                                                        33,800                 33,800
          Inventories                                                         (820,369)           33,954               (786,415)
          Prepaid expenses and other current assets                           (128,289)           94,052                (64,429)
          Security deposits                                                    (19,661)           (4,546)               (30,207)
          Accounts payable and accrued liabilities                              34,071           430,283                775,125
                                                                         -------------       -----------          -------------

             Net cash used in operating and development

               stage activities                                             (4,436,382)       (7,345,110)           (12,440,277)
                                                                         -------------       -----------          -------------

Cash flows from investing activities
   Acquisition of property and equipment                                      (224,845)         (244,185)              (484,951)
   Investment in certificate of deposit                                                          (90,000)               (90,000)
   Proceeds from sale of assets                                                                    1,730                  1,730
   Patent application costs                                                     (5,086)          (54,507)               (89,722)
                                                                         -------------       -----------          -------------

             Net cash used in investing activities                            (229,931)         (386,962)              (662,943)
                                                                         -------------       -----------          -------------

Cash flows from financing activities
   Proceeds from issuance of common stock in private placement               2,202,747                                2,655,647
   Offering costs                                                             (288,703)                                (326,263)
   Proceeds from the exercise of employee stock options
     and warrants                                                                                346,900                346,900
   Proceeds from initial public offering                                    11,500,000                               11,500,000
   Underwriter's commissions and expense allowances                         (1,449,000)                              (1,449,000)
   Offering costs                                                             (445,970)                                (445,970)
   Proceeds from issuance of preferred stock in private
     placement                                                                                 5,500,000              5,500,000
   Offering costs                                                                               (521,658)              (521,658)
   Proceeds from notes payable                                                (331,000)                                 331,000
   Repayment of notes payable                                                                                          (331,000)
   Repayment of capital lease obligations                                      (17,071)         (116,697)              (137,166)
   Proceeds from bridge loans                                                  900,000                                  900,000
   Repayment of bridge loans                                                  (900,000)                                (900,000)
   Loans to employees, net                                                      35,310                                  (33,800)
   Cash overdraft                                                              (31,003)
                                                                         -------------       -----------          -------------

             Net cash provided by financing activities                      11,175,310         5,208,545             17,088,690
                                                                         -------------       -----------          -------------

                                      F-7

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                     STATEMENTS OF CASH FLOWS (continued)

                                                                                                                    Period from
                                                                                                                    May 11, 1994
                                                                                                                     (inception)
                                                                     Year ended              Year ended                through
                                                                    December 31,            December 31,             December 31,
                                                                        1995                    1996                     1996

                                                                  ---------------         ---------------            ------------

               INCREASE (DECREASE) IN CASH AND
                   CASH EQUIVALENTS                                  $  6,508,997            $(2,523,527)            $   3,985,470

Cash and cash equivalents at beginning of period                               -               6,508,997                        -
                                                                     ------------            -----------             -------------

Cash and cash equivalents at end of period                           $  6,508,997            $ 3,985,470             $   3,985,470
                                                                     ============            ===========             =============


Supplemental disclosure of cash flow information:

   Capital lease obligations of $17,000, $70,000 and $164,815 were incurred in 1994, 1995 and 1996, respectively, when the Company entered into new leases for testing and computer equipment.

   Interest expense paid in cash was $8,498 in 1995 and $27,145 in 1996.

The accompanying notes are an integral part of these statements.

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    VIDEOLAN Technologies, Inc. (the "Company") is a development stage enterprise established to acquire certain technology and the rights to a U.S. patent application and several pending foreign patent applications for an analog video distribution communications system designed to provide real-time, interactive video to and from a desktop personal computer over local and wide area networks ("VIDEOLAN Technology"). Since inception, the Company has primarily been engaged in research and development.

    The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception on May 11, 1994, has suffered significant losses and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The losses have been funded with resources from bridge loan financing, proceeds from private placements, and proceeds from an initial public offering. During October 1996, the Company completed a $5,500,000 financing through the sale of preferred shares in a Regulation D private placement. The net proceeds of the private placement after commissions and offering costs was $4,938,192. As shown in the financial statements, the Company incurred a net loss of $8,122,116 during the year ended December 31, 1996. Unless income from sales of the VIDEOLAN VL2000 System is obtained, the timing, sufficiency and receipt of which the Company cannot predict, future development and commercialization of the Company's technology will depend upon arrangements with third parties to finance research and development projects, or the Company's ability to obtain other additional financing on terms satisfactory to the Company. The Company's inability to obtain such financing could have a material adverse effect on the Company's operations. The Company's ability to continue as a going concern is dependent upon the success of future sale of the VIDEOLAN VL2000 System and obtaining additional financing on terms satisfactory to the Company.

    The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)


                               December 31, 1996

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Research and Development Costs

        Research and development costs are expensed as incurred.

    2.  Net Loss Per Share of Common Stock

        The computation of loss per common share is based on the weighted average number of outstanding shares. Stock options and warrants have not been included in the calculation as their inclusion would be antidilutive.

    3.  Cash and Cash Equivalents

        The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

    4.  Inventories

        Inventories consist of the Company's finished products and subcomponents necessary to manufacture the Company's product and are valued at the lower of average actual cost or market. The Company has entered into an arrangement to subcontract the assembly of certain parts of the product.

    5.  Patents Pending or Issued

        Patent pending applications consist of filing fees and certain legal costs relating to the filing of domestic and international patent applications for the VIDEOLAN technology. Patents are stated at cost less amortization on the straight-line method over the estimated useful lives.
                                     F-10

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996

NOTE B (continued)

    6.  Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets.


    7.  Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    8.  Fair Value of Financial Instruments and Concentration of Credit Risk

        The carrying value of financial instruments potentially subject to valuation risk, consisting of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities, approximate fair value, principally because of the short maturity of these items.

        The Company maintains its cash balances in one financial institution located in the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

    9.  Stock-Based Compensation

        Stock-based compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Included in these notes to the financial statements are the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation," which assumes the fair value based method of accounting had been adopted.
                                     F-11

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996

NOTE C - RESTRICTED CASH

    On April 12, 1996, the Company invested $90,000 in a certificate of deposit at Bank One as collateral for the lease on their new facility. The certificate of deposit will mature on April 12, 1997 at an annual interest rate of 4.4%. At that time, the amount invested in the certificate of deposit required for collateral can be reduced by $18,000 and reduced by $18,000 per year until maturity.

NOTE D - PROPERTY AND EQUIPMENT


    Property and equipment at December 31, 1996 consist of the following:

                                                                Estimated
                                                               useful life
                                                               -----------
        Furniture and fixtures              $ 14,011             5 years
        Equipment                            420,147             5 years
        Leasehold improvements               132,163             5 years
        Computer software                     62,343             3 years
                                            --------

                                             628,664

        Less accumulated depreciation        133,801
                                            --------
                                            $494,863
                                            ========

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996

NOTE E - CAPITAL LEASE OBLIGATIONS

    The Company leases certain computer equipment.

    Future minimum lease payments on these capital leases are as follows:

        Year ending December 31,
            1997                                 $25,101
            1998                                  35,345
            1999                                  11,476
                                                 -------

                                                  71,922

        Less amount representing interest          7,798
                                                 -------
                                                 $64,124
                                                 =======

    The carrying value of assets under capital leases was $149,684 at December 31, 1996 and is included in property and equipment. Amortization of these assets is included in depreciation expense.

NOTE F - INCOME TAXES

    The Company applies the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

    The temporary differences which result in deferred tax assets primarily consist of compensation deductions and net operating loss carryforwards. The tax effects of these temporary differences are as follows:

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996

NOTE F (continued)

        Net operating loss and other carryforwards   $ 4,144,000
        Compensation                                     630,000
        Inventory                                        226,000
        Other                                            103,000
                                                     -----------

                                                       5,103,000
        Valuation allowance                           (5,103,000)
                                                     -----------
                                                     $    --
                                                     ===========

    Due to losses incurred by the Company in the development stage, a full valuation of the deferred tax asset has been provided because realization of this future benefit cannot currently be assured. The valuation allowance increased by $2,884,000 in 1996. The Company's net operating loss carryforwards of approximately $11,577,000 will expire from 2009 through 2011, if not utilized. The Company's ability to utilize net operating losses to offset future taxable income is limited due to the change in control as defined in Internal Revenue Code Section 382.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities as of December 31, 1996 consist of:

        Accrued compensation                          $296,200
        Accounts payable                               275,327
        Other accrued expenses                          64,403
        Accrued professional fees                      118,340
        Customer security deposits                      20,855
                                                      --------

                                                      $775,125
                                                      ========

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996

NOTE H - CAPITAL STOCK TRANSACTIONS

    Private Placement

    During October 1996, the Company completed a $5,500,000 financing through the sale of convertible preferred shares in a private placement under Regulation D. The net proceeds of the private placement after commissions and other offering costs were $4,978,342. The preferred stock sold in the offering is convertible into common stock on or after January 17, 1997 at the lesser of $4.88 or the five-day average trading price of the common stock at the time of conversion less a discount of between 15% and 20%. The Company may redeem the preferred stock upon conversion under certain circumstances. The Company was required to register the common stock issuable upon conversion of the preferred stock on or before January 17, 1997. The Company failed to register the common stock by such date. In connection with the private placement, the Company issued a warrant to the broker for 6% of the aggregate amount raised at $4.88 per share. It is anticipated that the proceeds from this offering will be sufficient to fund the Company's operations into the second quarter of 1997.

    Stock Option Plan

    Stock options and performance awards have been granted to officers, key employees, consultants and directors. Stock options are granted at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, options vest 100 percent three years from the grant date and have a term of five years.

    At December 31, 1996, the Company had a 1995 Stock Option Plan ("Plan") which provides for issuance, to officers, key employees, directors, advisors, independent contractors, consultants and such other persons as the Board of Directors believes valuable to the Company, of nontransferable stock options to purchase up to 2,000,000 shares of common stock.

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)


                               December 31, 1996

NOTE H (continued)

    The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock options. Under APB No. 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation expense for consultants reflected in income on a pretax basis was $89,780 and $3,233,000 in 1996 and 1995, respectively. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased (decreased) as follows:

                                          1996                   1995
                                       ----------              --------
        Net loss                       $1,319,689              $443,917
        Loss per share                       (.03)                 (.01)

    The options have a three- to four-year vesting period.

    The weighted-average fair value of the individual options granted during 1996 and 1995 is estimated as $1.65 and $1.18, respectively, on the date of grant. The fair values for both years were determined using a Black-Scholes option-pricing model with the following assumptions:

                                          1996                   1995
                                        --------                ------
        Volatility                        80.0%                   80.0%
        Risk-free interest rate            4.4                     3.5
        Expected life                  4 years                 2 years
        Expected dividends                 -                       -

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996

NOTE H (continued)

    Stock option activity during 1995-1996 is summarized below:

                                            Shares                   Weighted

                                           of common                  average
                                             stock                   exercise
                                          attributable                 price
                                           to options               of options
                                          ------------              ----------
        Unexercised at January 1, 1995          -                     $  -

        Granted                              805,000                    3.47
        Exercised                               -                        -
        Forfeited                            235,000                    3.34
                                             -------

        Unexercised at December 31, 1995     570,000                    3.34

        Granted                              850,500                    8.33
        Exercised                               -                        -
        Forfeited                            100,000                    4.22
                                         -----------

        Unexercised at December 31, 1996   1,320,500                    6.05
                                           =========

    The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:

                                                           Options outstanding                       Options exercisable
                                             ---------------------------------------------       -----------------------------
                                                               Weighted
                                                                average           Weighted                            Weighted
                                                               remaining           average                             average
             Range of                         Number          contractual         exercise           Number           exercise
          exercise prices                   outstanding          life               price          exercisable          price
          ---------------                   -----------       -----------         --------         -----------        --------
        $  2.00 - $  5.99                     470,500            4.02             $  2.40            243,000          $  2.40
           6.00 -   10.99                     595,000            4.70                9.91            555,000             7.85
          11.00 -   20.50                     255,000            4.77               16.70             48,200            16.82

    Shares exercisable at December 31, 1996 and 1995, were 846,200 and 67,500, respectively.

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996
NOTE H (continued)

    Increase of Authorized Shares of Common Stock


    At the annual meeting of stockholders in June 1996, the Company's stockholders approved a proposal to increase the Company's authorized shares of common stock from 20,000,000 to 80,000,000. The proposal permitted the Company's management to defer the effectiveness of the increase to a later date.

    Subsequent Event

    As part of a shareholders' rights agreement, on January 29, 1997, the board of directors approved for issuance a series of preferred stock of the Corporation to be designated "1997A Junior Participating Preferred Stock" initially consisting of 200,000 shares. The Company authorized and declared a dividend distribution of one right to purchase one one-hundredth of a share of junior preferred stock for each share of the Company's common stock outstanding at the close of business on February 8, 1997.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

    Effective February 15, 1996, Richard Dean Jackson resigned as Executive Vice President of the Company. As part of his severance and release agreement with the Company, Mr. Jackson received $125,000 paid over a four-month period, commencing March 1996. Mr. Jackson concurrently

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996

NOTE I (continued)

    signed a marketing representative agreement to serve as a commissioned marketing representative of the Company. Additionally, he was issued options to purchase 150,000 shares of the Company's common stock at $12 per share.


    On September 27, 1996, Mr. Jack Shirman joined the Company as CEO. His employment contract is for a two-year term. Mr. Shirman's annual base salary will be $200,000 with possible bonuses which are to be determined at a later date. Mr. Shirman was also granted 300,000 stock options at an exercise price of $6.12 per share. Mr. Shirman may exercise 100,000 stock options on September 27, 1997 and 1998 and 50,000 shares on September 27, 1999 and 2000. The options expire on September 27, 2001. Effective with Mr. Shirman taking over as CEO, Mr. Ted Ralston resigned as interim CEO.

    Leases

    In May 1996, the Company leased a 9,778 square foot facility in Jeffersontown, Kentucky. The Company relocated the Product Engineering and the Research and Development Departments from the Corporate Office to this new facility.

    On May 15, 1995, the Company entered into a five-year lease agreement for approximately 6,700 square feet of space in Louisville, Kentucky, at an annual rental of $102,480. The space is utilized for the corporate and sales offices.

    Future minimum lease payments on noncancellable operating leases are as follows:

            Year ending December 31,

                  1997                   $163,608
                  1998                    175,608
                  1999                    179,608
                  2000                    119,288
                  2001                     28,376
                                         --------

                                         $666,488
                                         ========

                          VIDEOLAN Technologies, Inc.
                       (a development stage enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                               December 31, 1996

NOTE I (continued)

    Patents Pending or Issued

    The claims under VIDEOLAN's U.S. Patent application for "bi-directional transport of video bandwidth signals" have been approved by the U.S. Patent and Trademark Office. The U.S. Patent (No. 5537142) was issued on July 16, 1996.

    The Company's remaining pending international patent applications claim is an efficient network for the real time, simultaneous, bi-directional transmission of voice, video, and data among a plurality of users connected to a plurality of hubs.

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

                            VIDEOLAN Technologies, Inc.
                         (a development stage enterprise)

                     NOTES TO FINANCIAL STATEMENTS (continued)

                                 December 31, 1996

NOTE I (continued)

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


    Litigation

    From time to time, the Company is also party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Currently, the Company is not aware of any other current or pending litigation or proceedings that would have a material effect on the Company's results of operations or financial condition.

    Sales Agency Agreement

    In July of 1996, the Company entered into a Sales Agency Agreement with Quest Enterprises, Inc. ("QEI"). QEI was appointed a nonexclusive authorized sales agent of the Company to sell to approved accounts in the United States. The Company will pay a sales commission equal to five percent of net sales to QEI on these approved accounts. The Company also granted to QEI an option to purchase 75,000 shares of common stock at an exercise price of $16 per share. The option to purchase 25,000 of these shares is irrevocable and is exercisable at any time prior to its expiration and is not affected by the termination of the Sales Agency Agreement. The option to purchase any or all of the remaining shares will not be exercisable until and unless prior to the termination of the Sales Agency Agreement (i) the Company has received net sales from approved accounts of at least $5,000,000 or (ii) the Company obtains equity financing of at least $5,000,000 through QEI on terms that are acceptable to the Company.

                            VIDEOLAN Technologies, Inc.
                         (a development stage enterprise)

                     NOTES TO FINANCIAL STATEMENTS (continued)

                                 December 31, 1996

NOTE I (continued)

    Software Development Consulting Agreement

    In July of 1996, the Company signed a one-year consulting agreement with Video Network Service, Inc. ("VNS") to provide full-time software supervision and development. The consulting agreement calls for VNS to be paid $280,000 over the term of the one-year contract. Additionally, 40,000 stock options were granted to VNS and become executable at specific increments once mutually agreed-upon milestones are met.