Form 10QSB
period 1997-03-31
VIDEOLAN TECHNOLOGIES INC /DE/
filed 1997-05-14
CIK 946345

-------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

YES   X           NO
    -----            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Shares Outstanding at March 31, 1997
----------------------                   --------------------------------------

Common stock, $.01 par value per share                14,050,398

                        This document contains 17 pages.

-------------------------------------------------------------------------------

                                      INDEX

                                                                           Page
PART I.     Financial Information

ITEM 1.     Financial Statements

            Unaudited Condensed Balance Sheet as of March 31, 1997           3

            Unaudited Condensed Statements of Operations for the three months ended March 31, 1996 and 1997 and for the period
            from May 11, 1994 (inception) through March 31, 1997.            4

            Unaudited Condensed Statement of Stockholders' Equity for
            the Period from January 1, 1997 through March 31, 1997           5

            Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 1996 and 1997 and for the period
            from May 11, 1994 (inception) through March 31, 1997.            6

            Notes to Unaudited Condensed Financial Statements                7

ITEM 2.     Management's Discussion and Analysis or Plan of Operations      12

PART II.    Other Information                                               16

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Senior Securities

ITEM 4.     Submission of Matters to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits and Reports

SIGNATURES                                                                  17

                                    2 of 17

                      VideoLan Technologies, Inc.
                   (a development stage enterprise)
                        CONDENSED BALANCE SHEET
                            March 31, 1997
                              (Unaudited)



     Assets

Current assets:
    Cash and cash equivalents                  $2,328,190
    Restricted cash                                18,000
    Accounts receivable                           223,887
    Inventories                                   720,625
    Prepaid expenses and other current assets     175,188
                                                ----------
      Total Current Assets                                   $3,465,890

Property and equipment, net                                     515,877

Other assets:
    Patent pending or granted                      88,226
    Restricted cash                                72,000
    Security deposits                              25,782
                                                ----------
                                                                186,008
                                                             ----------

                                                             $4,167,775
                                                             ==========

           Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities   $  842,406
    Capital lease obligations-current              56,195
                                               -----------

      Total Current Liabilities                              $  898,601


Long term liabilities:
    Capital lease obligations-non current                         9,496


           Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $.01 par value 5,000,000
      shares authorized, 5,500 shares issued          55

    Common stock, $.01 par value; 20,000,000
      shares authorized; 14,050,398 shares
      issued and outstanding                     140,504
    Additional paid-in-capital-Preferred
      Stock                                    4,978,287
    Additional paid-in-capital-Common
      Stock                                   16,863,592
    Deficit accumulated during the develop-
      ment stage                             (18,722,760)
                                             -----------
      Total Stockholders' Equity                             3,259,678
                                                          ------------

                                                          $  4,167,775
                                                          ============

                                    3 of 17

                         VideoLan Technologies, Inc.
                       (a development stage enterprise)
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                 Period from
                                                                 May 11, 1994
                                                                 (Inception)
                                    Three Months Ended             through
                                         March 31,                March 31,
                                 1996              1997             1997
                               -------          -----------      ------------

Net sales                    $        --        $   284,516      $   662,372

Cost of sales                $        --            153,277          925,675
                             -----------        -----------      -----------

Gross profit                          --            131,239         (263,303)

Selling, general and
 administrative expenses:
   Salaries                      488,985            435,884        2,747,212
   Compensation expense               --                           3,640,855
   Payroll taxes                  73,466             42,320          331,253
   Consulting fees               145,556            134,816        1,504,703
   Marketing cost                 53,356             18,786          515,150
   Professional fees              48,519            142,646        1,116,954
   Travel and entertainment       74,902            111,797        1,085,521
   Research and development      455,133            516,010        5,669,702
   Equipment Expense              20,613             35,423          516,447
   Rent                           33,930             45,362          335,130
   Insurance                      45,918             62,199          338,989
   Office                         39,707             59,942          462,114
   Depreciation and
    amortization                  17,945             34,352          178,591
   Stock Administration
    Charges                       10,061             24,318          105,476
   Other                          47,691             25,529          203,879
                             -----------        -----------     ------------
      Total expenses           1,555,782          1,689,384       18,751,976

Other income (expense)
   Interest income                68,485             33,053          338,040
   Interest expense               (2,357)            (2,904)          (2,904)
   Other Income                    2,219                575          (42,617)
                             -----------        -----------     ------------
                                  68,347             30,724          292,519


      Net loss               $(1,487,435)       $(1,527,421)    $(18,722,760)
                             ===========        ===========     ============

Loss per share               $     (0.11)       $     (0.11)    $      (1.48)
                             ===========        ===========     ============

Weighted average common
 shares outstanding           13,855,366         14,053,820       12,653,726
                             ===========        ===========     ============

                                   4 of 17

                          VideoLan Technologies, Inc.
                       (a development stage enterprise)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1997
                                 (Unaudited)


                                                                                                          Deficit
                                                                            Additional      Additional    Accumulated
                                                           Common Stock     Paid-In         Paid-In       During       Total
                                              Preferred  -----------------  Capital         Capital       Development  Stockholders'
                                               Stock      Shares   Amount   Preferred Stock Common Stock  Stage        Equity
                                              --------- ---------- -------- --------------- ------------ ------------- ------------
Balance at January 1, 1997 ...............     $    55  14,046,398 $140,464   $4,978,287    $ 16,859,632 $(17,195,339) $ 4,783,099
Employee stock options exercised .........                   4,000       40                        3,960                     4,000
Net loss .................................                                                                 (1,527,421) $(1,527,421)
                                              --------- ---------- -------- --------------- ------------ ------------- -----------
Balances at March 31, 1997 ...............     $    55  14,050,398 $140,504   $4,978,287    $ 16,863,592 $(18,722,760) $ 3,259,678
                                              ========= ========== ======== =============== ============ ============= ===========

                                    5 of 17

                      VideoLan Technologies, Inc.
                   (a development stage enterprise)
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                   Period from
                                                                   May 11, 1994
                                                                   (Inception)
                                          Three Months Ended         through
                                               March 31,            March 31,
                                           1996         1997          1997
                                       -----------   -----------  ------------
Cash flows from operating and
  development stage activities:

Net loss ............................  $(1,487,435)  $(1,527,421) $(18,722,760)
Adjustments to net loss:
Issuances of common stock for
  services rendered .................                                1,146,875
Issuances of common stock for
  consulting services rendered ......                                  665,000
Issuances of common stock for
  purchased research and
  development .......................                                  709,125
Issuances of stock options to
  consultants .......................                                2,197,780
Depreciation and amortization .......       17,945        34,352       178,591
Gain on sale of assets ..............                                   45,411
Increase in accounts receivable .....                   (142,645)     (223,887)
Increase in notes receivable ........                                   33,800
(Increase) decrease in
  inventories .......................     (433,348)       65,790      (720,625)
Increase in prepaid expenses
  and other current assets ..........      (55,972)     (110,759)     (175,188)
(Increase) decrease in security
  deposits ..........................       (3,558)        4,425       (25,782)
Increase in accounts payable and
  accrued liabilities ...............      261,668        67,281       842,406
                                       -----------   -----------  ------------
  Net cash used in operating and
    development stage activities ....   (1,700,700)   (1,608,977)  (14,049,254)
                                       -----------   -----------  ------------

Cash flow from investing activities:

Acquisition of property and
  equipment .........................      (42,704)      (32,415)     (517,366)
Investment in certificate of
  deposit ...........................                                  (90,000)
Proceeds from sale of assets ........                                    1,730
Patent application costs ............      (40,100)                    (89,722)
                                       -----------   -----------  ------------


  Net cash used in investing
    activities:                            (82,804)      (32,415)     (695,358)
                                       -----------   -----------  ------------

Cash flows from financing activities:

Proceeds from issuance of common
  stock in private placement ........                                2,655,647
Offering costs ......................                                 (326,263)
Proceeds from the exercise of stock
  options by employees ..............       71,000         4,000       350,900
Proceeds from initial public
  offering ..........................                               11,500,000
Underwriters' commissions and
  expense allowances ................                               (1,449,000)
Offering costs ......................                                 (445,970)
Proceeds from the issuance of
  preferred stock in private
  placement .........................                                5,500,000
Offering costs ......................                                 (521,658)
Repayment of capital lease
  obligations .......................      (10,712)      (19,888)     (157,054)
Loans to employees, net .............                                  (33,800)
Cash overdraft ......................                                       --
                                       -----------   -----------  ------------
  Net cash provided (used) by
  financing activities:                     60,288       (15,888)   17,072,802
                                       -----------   -----------  ------------

Increase (decrease) in cash and
  cash equivalents:                     (1,723,216)   (1,657,280)    2,328,190
Cash and cash equivalents at
  beginning of period ...............    6,508,997     3,985,470            --
                                       -----------   -----------  ------------
Cash and cash equivalents at end
  of period .........................  $ 4,785,781   $ 2,328,190  $  2,328,190
                                       ===========   ===========  ============

Supplemental disclosure of cash flow information: Capital lease obligations of $21,445 were incurred when the Company entered into new leases for testing equipment. Interest expense paid in cash was $2,904.


                                    6 of 17

                          VideoLan Technologies, Inc.
                        (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)

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

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception on May 11, 1994, has suffered significant losses and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The losses have been funded with resources from bridge loan financing, proceeds from private placements, and proceeds from an initial public offering. During October and November of 1996, the Company completed a $5,500,000 financing through the sale of preferred shares in a Regulation D private placement. The net proceeds of the private placement after commissions and offering costs was $4,938,192. Unless income from sales of the VideoLan VL2000 System is obtained, the timing, sufficiency and receipt of which the Company cannot predict, future development and commercialization of the Company's technology will depend upon arrangements with third parties to finance research and development projects, or the Company's ability to obtain other additional financing on terms satisfactory to the Company. The Company's inability to obtain such financing could have a material adverse effect on the Company's operations. The Company's ability to continue as a going concern is dependent upon the success of future sale of the VideoLan VL2000 System and obtaining additional financing on terms satisfactory to the Company.

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

                                    7 of 17

                          VideoLan Technologies, Inc.
                        (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)

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

10.      Interim Financial Statements

The unaudited balance sheet as of March 31, 1997 and the unaudited statements of operations and cash flows for the three months ended March 31, 1997 and 1996 as well as the period May 11, 1994 (inception) through March 31, 1997 and the statement of stockholders' equity for the three months ended March 31, 1997 contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present the financial position of the Company as of March 31, 1997 and results of operations and the cash flows for the three months ended March 31, 1997 and 1996, and the period May 11, 1994 (inception) through March 31, 1997.

                                    8 of 17

                          VideoLan Technologies, Inc.
                        (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)


NOTE C - RESTRICTED CASH

On April 12, 1996, the Company invested $90,000 in a certificate of deposit at Bank One as collateral for the lease on their new facility. The certificate of deposit was scheduled to mature on April 12, 1997 at an annual interest rate of 4.4%. An amendment to the lease adding 3220 square feet to the facility requires the Company to retain this certificate of deposit as collateral for the remainder of the lease. It is in the process of being amended.


NOTE D-CAPITAL STOCK TRANSACTIONS

During January, 1997, 4,000 employee stock options were exercised at $1 per share.


NOTE E-COMMITMENTS AND CONTINGENCIES


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

Future minimum lease payments on noncancellable operating leases are as follows:

Year ending December 31,
1997                                                  $122,706
1998                                                   175,608
1999                                                   179,608
2000                                                   144,908
2001                                                    28,376
                                                      --------

                                                      $651,206
                                                      ========

                                    9 of 17

                          VideoLan Technologies, Inc.
                        (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)

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

                                    10 of 17

                          VideoLan Technologies, Inc.
                        (a development stage enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)

NOTE H-SUBSEQUENT EVENTS

         On April 15, 1997, the Company signed a lease to acquire 3,220 feet of additional space at the 9778 square foot facility in Jeffersontown, KY. The Company will be relocating the Corporate Offices to this additional space. The Company intends to find new tenants to take over the current location of the Corporate offices, releasing VideoLan of any further responsibility. The lease obligation with the additional space, assuming no release of liability for the current corporate offices, will be as follows:


     1997                          99,036
     1998                         209,072
     1999                         213,072
     2000                         179,372
     2001                         119,592
     2002                          69,762
                                =========
                                $ 889,906
                                =========

The lease obligation with the additional space, assuming the release of liability for the current corporate offices as of July 31, 1997, will be as follows:

     1997                          56,336
     1998                         106,592
     1999                         110,592
     2000                         119,592
     2001                         119,592
     2002                          69,762
                                =========
                                $ 582,466
                                =========

                                    11 of 17

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introduction

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

Description of Business

The Company has developed and is engaged in the continuing development of transport and switch and communications products which utilize the Company's proprietary technology to transmit and receive real time, interactive, video, voice and data signals over two pairs of unshielded twisted pair copper wire ("UTP"). The Company's initial product is a stand-alone video, voice and data communications network solution (the "VideoLan System") for the desktop personal computer ("PC"). The Company's business strategy is to market the VideoLan System and to develop additional products utilizing its proprietary technology. Since the Company's technology could be adaptable to additional applications, including home to home video, voice and data conferencing, it may undertake other initiatives in the future.

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

                                    12 of 17

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


Revenues.

The Company has engaged in limited marketing of the VideoLan VL2000 System and is currently beginning to implement its marketing strategy. It was expected that the Company would have nominal sales for the first and second quarters of 1997 due to publicity problems experienced by the Company during the last half of 1996. However, the Company had revenues of $284,516 for the three months ended March 31, 1997. VideoLan had not yet begun shipping its product in the comparable period of 1996.

Operating Expenses:

Total operating expenses for the three months ended March 31, 1997 were $1,689,384 as compared with $1,555,782 for the three months ended March 31, 1996.


         Salaries and payroll taxes decreased by $84,247 to $478,204 during the three months ended March 31, 1997 compared to $562,451 in the three months ended March 31, 1996. As of April 30, 1996 VideoLan had 32 employees. These employees were engaged in research and development and selling and administrative capacities. As of April 30, 1997 VideoLan had 42 employees. These employees are in production, marketing, sales, administration, research and development, and customer service. The salaries in 1996 represented several severance payments to terminated employees and therefore were higher even though there were fewer employees.

         Research and development expenses for the year ending March 31, 1997 were $516,010 as compared with $455,133 for the same period in 1996. In 1996 the Research and Development department was developing the original product, the VL2000. In 1997 the efforts expanded to the development of VideoLan software and a Gateway. This required additional personnel such as engineers, programmers, and technicians. It also required additional equipment and consulting services.

         Marketing costs for the three months ended March 31, 1997 were $18,786 as compared with $53,356 for the same period in 1996. The decrease in marketing cost is a result of the Company discontinuing a contract for public relations services which was running about $15,000 to $40,000 per month.

                                    13 of 17

         Consulting and Professional Fees increased $83,387 to $277,462 for the three month period ending March 31, 1997 from $194,075 for the three month period ending March 31, 1996. The majority of the increase in this area is due to legal fees incurred in the process of defending the Company against lawsuits and legal compliance activities required by a publicly held company.

         Travel and Entertainment for the three month period ending March 31, 1997 was $111,797 as compared with $74,902 for the same period in 1996. The increase in travel and entertainment is mainly due to increase in sales personnel and the relocation expenses for some key personnel.

         Rent and Office expenses for the three months ended March 31, 1997 were $105,304. They increased by $31,667 from $73,637 for the comparable period in 1996. During 1996, the Company moved its research and development and its operations departments from the corporate offices to a larger, better equipped facility. The Company also added an outside sales office in Massachusetts. Currently, the rent and office expenses include the expenses of three facilities. The Company has intentions of combining the corporate offices and the research and development/operations facility in the June of 1997 to minimize overhead.

         Insurance increased by $16,281 from $45,257 for the period ending March 31, 1996 to $62,199 for the period ending March 31, 1997. The majority of this increase is due to a significant increase in the officers and directors insurance coverage to comply with industry standards. An increase in personnel has also caused increases in health and workers compensation premiums.


         Stock administration charges were $24,318 for the period ending March 31, 1997. Stock administration for the three month period ending March 31, 1996 were $10,061.

         Other expenses decreased from $47,691 for the three months ended March 31, 1996 to $25,529 for the comparable period in 1997. The significant expenses in this category are supplies, repairs and maintenance, employee relations and training, bad debts expense, and other miscellaneous expenses.

Net Loss:

The net loss of the Company for the three months ended March 31, 1997 was $1,527,421 ($0.11 per share) as compared with $1,487,435 ($0.11 per share) for the three months ended March 31, 1996. The Company has made nominal sales and has implemented a rigid budget to cut costs during the first quarter of 1997. The Company had 15 more employees, 3 more departments, and two more locations at March 31, 1997 than the Company had at March 31, 1996, yet, only a minor increase in the net loss of $40,000. The Company expects to incur continuing losses until significant quantities of the VideoLan VL2000 System are sold

Liquidity and Capital Resources:

Through March 31, 1997, an aggregate of $14,049,254 has been expended in the operating and development stage activities of the Company, principally for research and development, salaries and professional fees. An additional $695,358 has been used primarily to acquire the Company's proprietary technology, prepare the Company's patent applications and purchase certain equipment. Additional funds will be necessary to pay for additional engineers, technical people and increased marketing costs in connection with the sale of the Company's products.

Through March 31, 1996, the Company financed its operations primarily through investments by individual investors, a 1995 private placement which raised net proceeds of approximately $1,900,000, and from its initial public offering which was completed in August 1995 and generated net proceeds of $9,600,000.

During October and November 1996, the Company completed a $5,500,000 financing through the sale of convertible preferred shares in a private placement under Regulation D. The net proceeds of the $5,500,000 private placement after commissions and offering cost was $4,978,342. The Preferred Stock sold in the Offering was convertible into Common Stock on or after January 17, 1997 at the lesser of $4.88

                                    14 of 17
or the five day average trading price of the Common Stock at the time of conversion less a discount of between 15% and 20%. The Company may redeem the Preferred Stock upon conversion under certain circumstances. The Company was required to register for public resale the Common Stock issuable upon conversion of the Preferred Stock on or before January 17, 1997, or issue increasingly higher amounts. The Company is currently in the process of registering that Common Stock. In connection with the private placement, the Company issued a warrant to the broker for 6% of the aggregate amount raised at $4.88 per share.

As of April 30, 1997 the Company's current cash position was $1,795,000. The Company is utilizing approximately $500,000 of that cash per month for operating and research and development activities. It is anticipated that the Company's current cash position will be sufficient to fund the Company's operations through the second quarter of 1997. The Company is actively seeking additional financing to fund its activities for the balance of 1997 and into 1998. The Company cannot anticipate what the terms of this additional funding will be. There can be no assurance that such financing will be available. Failure to receive such financing would likely require the Company to cease operations. Even if such financing is obtained, unless and until adequate income from sales of the Company's initial product which is a stand-alone video, voice and data communicaitons network solution for the desktop personal computer is realized, the timing, sufficiency and receipt of which cannot be predicted, future development and commercialization of the Company's technology will require the Company to continue to seek further financing in the future.

As of this date, the Company has no long-term debt or material commitments for capital expenditures.

The Company believes that, during the past year, inflation has not had a significant impact on the Company's operating results.

                                    15 of 17

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

ITEM 2          Changes in Securities

                None

ITEM 3.         Defaults Upon Senior Securities

                None

ITEM 4.         Submission of Matters to a Vote of Security Holders

                None

ITEM 5.         Other Information

                None

ITEM 6          Exhibits and Reports:

                (a)     Exhibits

                        Exhibit 99 - Private Securities Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements


                (b)     Reports

                        Current Report on Form 8-K filed on January 29, 1997

                        Current Report on Form 8-K filed on May 2, 1997


                                    16 of 17

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VideoLan Technologies, Inc.


Date:  May 12, 1997                      /s/ Jack Shirman
                                         --------------------------------------
                                         Jack Shirman
                                         Chief Executive Officer



Date:  May 12, 1997                      /s/ Steven B. Rothenberg
                                         --------------------------------------
                                         Steven B. Rothenberg
                                         Chief Financial and Accounting Officer


                                    17 of 17