Form 10QSB
period 1997-06-30
VIDEOLAN TECHNOLOGIES INC /DE/
filed 1997-08-12
CIK 946345

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

                         Commission file number: 0-26302

                           VIDEOLAN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                          61-1283466
(State of incorporation)                    (I.R.S. Employer Identification No.)

         11403 Bluegrass Parkway, Suite 400, Louisville, Kentucky     40299
               (Address of principal executive offices)             (Zip Code)

                                  502-266-0099
              (Registrant's telephone number, including area code)

        100 Mallard Creek Road, Suite 250, Louisville, Kentucky 40207
                (Former name, former address and former fiscal
                     year, if changed since last report)

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

         Class                             Shares Outstanding at June 30, 1997
----------------------                    --------------------------------------
Common stock, $.01 par
   value per share                                       14,050,398


                        This document contains 17 pages.

                                      INDEX

                                                                          Page

PART I.      Financial Information

ITEM 1.      Financial Statements

             Unaudited Condensed Balance Sheet as of June 30, 1997          3

             Unaudited Condensed Statements of Operations for the
             three months ended June 30, 1996 and 1997, the six months
             ended June 30, 1996 and 1997, and for the period from May
             11, 1994(Inception) to June 30, 1997.                          4

             Unaudited Condensed Statement of Stockholders' Equity for
             the Period from January 1, 1996 through June 30, 1997          5

             Unaudited Condensed Statements of Cash Flows for the
             three months ended June 30, 1996 and 1997, the six months
             ended June 30, 1996 and 1997, and for the period from May
             11, 1994(Inception) to June 30, 1997.                          6

             Notes to Unaudited Condensed Financial Statements              7

ITEM 2.      Management's Discussion and Analysis or Plan of Operations    12

PART II.     Other Information                                             16

ITEM 1.      Legal Proceedings

ITEM 2.      Changes in Securities

ITEM 3.      Defaults Upon Senior Securities

ITEM 4.      Submission of Matters to a Vote of Security Holders

ITEM 5.      Other Information

ITEM 6.      Exhibits and Reports

SIGNATURES                                                                 17


                                    2 of 17

                      VideoLan Technologies, Inc.

                   (a development stage enterprise)

                        CONDENSED BALANCE SHEET
                             June 30, 1997
                              (Unaudited)




                   Assets

Current assets:
       Cash and cash equivalents                    $   790,181
       Accounts receivable                              176,581
       Inventories                                      725,364
       Prepaid expenses and other current assets         92,514
                                                    ___________
         Total Current Assets                                     $1,784,640

Property and equipment, net                                          539,804

Other assets:
       Patent pending or granted                         86,730
       Restricted Cash                                   90,000
       Deferred offering cost                             1,446
       Security deposits                                 25,782
                                                                     203,958
                                                                  __________

                                                                  $2,528,402
                                                                  ==========

          Liabilities and Stockholders' Equity
Current liabilities:
       Accounts payable and accrued liabilities     $   757,635
       Capital lease obligations-current                 42,478
                                                    ___________
         Total Current Liabilities                               $   800,113

Long term liabilities:
       Capital lease obligations-non current                           5,903

             Commitments and Contingencies
Stockholders' equity:
       Preferred stock, $.01 par value 5,000,000
        shares authorized, 5500 shares
        issued and outstanding                               55
       Common stock, $.01 par value, 20,000,000
        shares authorized; 14,050,398 shares
        issued and outstanding                          140,504

       Additional paid-in-capital-Preferred stock     4,978,287
       Additional paid-in-capital-Common stock       16,863,592
       Deficit accumulated during the development
        stage                                       (20,260,052)
                                                    ___________
        Total Stockholders' Equity                                 1,722,386
                                                                  __________
                                                                  $2,528,402
                                                                  ==========

                                   3 of 17

                         VideoLan Technologies, Inc.
                       (a development stage enterprise)
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                                                    Period from
                                                                                                                    May 11, 1994
                                                                                                                     (Inception)
                                                      Three Months Ended                   Six Months Ended            through
                                                           June 30,                            June 30,                June 30,
                                                     1996             1997              1996            1997             1997
                                                 -------------    -------------    -------------    ------------    -------------
Net Sales                                        $          -     $     11,205     $          -     $   295,720     $    673,576

Cost of sales                                               -           10,875                -         164,151          936,549
                                                 -------------    -------------    -------------    ------------    -------------

Gross profit                                                -              330                -         131,569         (262,973)

Selling, general and administrative expenses:
  Salaries                                            491,288          436,674          980,273         872,560        3,183,888
  Compensation expense                                      -                                 -                        3,640,855
  Payroll taxes                                        16,446           30,786           89,912          73,105          362,038
  Consulting fees                                     135,866           69,616          281,422         204,432        1,574,319
  Marketing cost                                       87,949           19,208          141,305          37,994          534,358
  Professional fees                                   115,576          146,780          164,095         289,426        1,263,734
  Travel and entertainment                            150,118          102,753          225,020         214,551        1,188,275
  Research and development                            399,532          472,245          854,664         988,254        6,141,946
  Equipment Expense                                   174,554           17,719          222,977          53,143          534,167
  Rent                                                 38,896           50,115           72,826          95,476          385,244
  Insurance                                            42,507           81,310           88,426         143,509          420,299
  Office                                               50,483           50,637           90,191         110,580          512,752
  Depreciation and amortization                        26,237           36,994           44,182          71,345          215,584
  Stock Administration Charges                         27,837           25,783           37,898          50,101          131,259
  Other                                                25,806           19,711           45,686          45,241          223,591
                                                 -------------    -------------    -------------    ------------    -------------
    Total expenses                                  1,783,095        1,560,331        3,338,877       3,249,717       20,312,309


Other income (expense)
  Interest income(expense)-net                         48,889           22,651          115,018          52,802          357,789
  Other Income                                             88               59            2,306             633          (42,559)
                                                 -------------    -------------    -------------   -------------    -------------
                                                       48,977           22,710          117,324          53,435          315,230

    Net loss                                     $ (1,734,118)    $ (1,537,291)    $ (3,221,553)   $ (3,064,713)    $(20,260,052)
                                                 =============    =============    =============   =============    =============

Loss per share                                   $      (0.12)    $      (0.11)    $      (0.23)   $      (0.22)    $      (1.59)
                                                 =============    =============    =============   =============    =============

Weighted average commmon shares outstanding        13,898,883       14,050,398       13,877,124      14,054,111       12,764,631
                                                 =============    =============    =============   =============    =============

                                   4 of 17

                         VideoLan Technologies, Inc.
                       (a development stage enerprise)

                      STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Six Months Ended June 30, 1997
                                 (Unaudited)

                                                                                                         Deficit
                                                                       Additional      Additional      Accumulated
                                              Common Stock               Paid-In         Paid-In          During          Total
                              Preferred   -----------------------        Capital         Capital        Development   Stockholders'
                                Stock       Shares        Amount     Preferred Stock   Common Stock        Stage          Equity
                               --------   ----------    ----------   ---------------   ------------    --------------  ------------
Balance at January 1, 1997       $ 55     14,046,398     $ 140,464     $ 4,978,287      $16,859,632    $ (17,195,339)   $ 4,783,099
Employee stock options
  exercised                                    4,000            40                            3,960                           4,000
Net loss                                                                                                  (3,064,713)    (3,064,713)
                               --------   ----------    ----------     -----------      -----------     -------------   -----------
Balances at June 30, 1997        $ 55     14,050,398     $ 140,504     $ 4,978,287      $16,863,592    $ (20,260,052)   $ 1,722,386
                               =======    ==========    ==========     ===========      ===========    =============    ===========

                                    5 of 17

                         VideoLan Technologies, Inc.
                       (a development stage enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                                                        Period from
                                                                                                                        May 11, 1994
                                                                                                                         (Inception)
                                                      Three Months Ended                     Six Months Ended              through
                                                           June 30,                              June 30,                  June 30,
                                                   1996               1997               1996               1997             1997
                                               ------------      ------------       ------------      -------------    -------------

Cash flows from operating and development stage activities:

Net loss                                      $(1,734,118)       $(1,537,291)       $(3,221,553)       $(3,064,713)   $(20,260,052)
Adjustments to net loss:
Issuances of common stock for services
  rendered                                                                                                               1,146,875
Issuances of common stock for consulting
  services rendered                                                                                                        665,000
Issuances of common stockl for purchased
  research and development                                                                                                 709,125
Issuances of stock options to consultants                                                                                2,197,780
Depreciation and amortization                      26,237            36,994              44,182            71,346          215,585
Gain on sale of assets                                (88)                                  (88)                            45,411
(Increase) decrease in accounts receivable.            77            47,306                  77           (95,339)        (176,581)
Increase in interest receivable                                                                                             33,800
Increase in inventories                          (183,893)           (4,739)           (617,241)           61,051         (725,364)
(Increase) decrease in prepaid expenses
  and other current assets                         16,478            82,674             (39,494)          (28,085)         (92,514)
Increase in security deposits                     (93,540)                              (97,098)            4,425          (25,782)
(Increase) decrease in accounts payable
  and accrued liabilities                        (207,003)           (84,771)            54,665           (17,490)         757,635
                                              ------------       ------------       -----------       -----------      -----------
  Net cash used in operating and
  development stage activities                 (2,175,850)        (1,459,827)        (3,876,550)       (3,068,805)     (15,509,082)
                                              ------------       ------------       -----------       -----------      -----------
Cash flow from investing activities:

Acquisition of property and equipment             (73,429)           (59,425)          (116,133)          (91,840)        (576,791)
Investment in certificate of deposit                                                                                       (90,000)
Proceeds from sale of assets                          500                                   500                              1,730
Patient application costs                         (13,400)                              (53,500)                           (89,722)
                                              -----------        -----------         ----------       ----------       -----------
  Net cash used in investing activities:          (86,329)           (59,425)          (169,133)         (91,840)         (754,783)
                                              -----------        -----------         ----------       ----------       -----------

Cash flows from financing activities:

Proceeds from issuance of common stock in
  private placement                                                                                                      2,655,647
Offering costs                                                        (1,446)                             (1,446)         (327,709)
Proceeds from the exercise of stock options
  by employees                                     71,000                               107,000            4,000           350,900
Proceeds from initial public offering                                                                                   11,500,000
Underwriter's commissions and expense
  allowances                                                                                                            (1,449,000)
Offering costs                                    (27,749)                              (27,749)                          (445,970)
Proceeds from exercise of common stock
  warrants                                                                               35,000
Proceeds from issuance of preferred stock
  in private placement                                                                                                   5,500,000
Offering costs                                                                                                            (521,658)
Proceeds from notes payable                                                                                                331,000
Repayment of notes payable                                                                                                (331,000)
Repayment of capital lease obligations           (34,436)            (17,311)           (45,148)         (37,198)         (174,364)
Proceeds from bridge loans                                                                                                 900,000
Repayment of bridge loans                                                                                                 (900,000)
Loans to employees, net                                                                                                    (33,800)
Cash overdraft
                                              ------------       ------------       -----------       -----------      -----------

 Net cash provided by financing activities:        8,815            (18,757)             69,103          (34,644)       17,054,046
                                              ------------       ------------       -----------       -----------      -----------

Increase (decrease) in cash and cash
  equivalents:                                (2,253,364)        (1,538,009)         (3,976,580)      (3,195,289)          790,181
Cash and cash equivalents at beginning
  of period                                    4,785,781          2,328,190           6,508,997        3,985,470                --
                                              ------------       ------------       -----------       -----------      -----------
Cash and cash equivalents at end of period    $2,532,417         $  790,181         $ 2,532,417       $  790,181       $   790,181
                                              ============       ============       ===========       ===========      ===========

                                    6 of 17

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)


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

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception on May 11, 1994, has suffered significant losses and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The losses have been funded with resources from bridge loan financing, proceeds from private placements, and proceeds from an initial public offering. Unless income from the sales of VideoLan's series of products can be obtained, the timing, sufficiency and receipt of which the Company cannot predict, future development and commercialization of the Company's technology will depend upon arrangements with third parties to finance research and development projects, or the Company's ability to obtain other additional financing on terms satisfactory to the Company. The Company's inability to obtain such financing could have a material adverse effect on the Company's operations. The Company's ability to continue as a going concern is dependent upon the success of the future sale of VideoLan's series of products and obtaining additional financing on terms satisfactory to the Company.

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

                                  June 30, 1997
                                   (Unaudited)


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

10.      Interim Financial Statements

         The unaudited balance sheet as of June 30, 1997 and the unaudited statements of operations and cash flows for the three months ended June 30, 1997 and 1996 as well as the period May 11, 1994 (inception) through June 30, 1997 and the statement of stockholders' equity for the three months ended June 30, 1997 contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present the financial position of the Company as of June 30, 1997 and results of operations and the cash flows for the three months ended June 30, 1997 and 1996, and the period May 11, 1994 (inception) through June 30, 1997.

                                    8 OF 17

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)


NOTE C - RESTRICTED CASH

On April 12, 1996, the Company invested $90,000 in a certificate of deposit at Bank One as collateral for the lease on their new facility. The certificate of deposit will mature on April 12, 1998 at an annual interest rate of 4.4%. The Company is required to reinvest this certificate of deposit as collateral for the remainder of the lease.

NOTE D-CAPITAL STOCK TRANSACTIONS

         During January, 1997, 4,000 employee stock options were exercised at $1 per share.


NOTE E-COMMITMENTS AND CONTINGENCIES

Leases

In May 1996, the Company leased a 9,778 square foot facility in Jeffersontown, Kentucky. The Company relocated the Product Engineering and the Research and Development Departments from the Corporate Office to this new facility. In June 1997, the Company leased additional space expanding the Jeffersontown facility by 3220 square feet. The corporate and sales offices have moved into the additional space. The Company is in the process of subletting the vacant corporate space.

On May 15, 1995, the Company entered into a five-year lease agreement for approximately 6,700 square feet of space in Louisville, Kentucky, at an annual rental of $102,480. The space was utilized for the corporate and sales offices. At this time the Company is seeking new tenants to occupy this location, releasing VideoLan from any further responsibility for this lease.

Future minimum lease payments on noncancellable operating leases are as follows:

                     1997             99,036
                     1998            209,072
                     1999            213,072
                     2000            179,372
                     2001            119,592
                     2002             69,762
                                   ----------
                                     889,906
                                   ==========



                                    9 of 17

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)


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

Although the Company believes that its series of VideoLan products and technology do not and will not infringe on patents or proprietary rights of others, it is possible that such infringement or violation has occurred or may occur or that others may infringe on the Company's patents.

In the event that the Company's products or technologies infringe on patents or other proprietary rights of others, the Company could be required to discontinue the sale of its products and redesign its product or obtain licenses. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that the failure to do any of the foregoing would not have a material adverse effect on the Company. If any of the Company's products or technologies are deemed to infringe on patents or other proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which could also have a material adverse effect on the Company.

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

Litigation

Two class action lawsuits have been filed against the Company by investors who purchased the Company's securities. The period covered in the first lawsuit is from November 7, 1995 through May 28, 1996. The period covered in the second is from November 7, 1995 through November 14, 1996. The Company believes that the claims asserted in these lawsuits are without merit, and therefore the Company intends to vigorously defend them.

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

                                    10 of 17

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)


NOTE H-SUBSEQUENT EVENTS

ImageLink Acquisition

Videolan Technologies completed the acquisition of the assets of ImageLink, Inc., located in Pittsburgh, PA. As a result of this acquisition, VideoLan will have access to a complete line of desk-top, portable and conference room video conferencing technology, based on one of the most robust codecs in the industry. The acquisition also provides access to an established sales capability in support of the desktop video conferencing market.

Additional Funding

On August 1, 1997, the Company completed the first phase for its next financing requirements. The Company received initial gross proceeds of $1.2 million and is in the process of final negotiations for up to an additional $4 million. The Company expects these funds to provide sufficient financing to continue its R&D, marketing, and sales efforts through mid-1998.


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

VideoLan's mission is to be the leading supplier of end-to-end high bandwidth multi-media distribution networking systems, providing cost effective visual communications solutions via transparent broadband switching and dynamic gateways to local and worldwide area networks.

Description of Business


VideoLan Technologies, Inc. is a premier developer of video conferencing and video broadcast solutions based upon its Metallic Fiber(TM) transmission and broadband switching technology. VideoLan's technology enables broadcast-quality transport of high-speed, bi-directional, real-time voice, data and video over existing unshielded twisted pair ("UTP") copper wire infrastructures. The Company's business strategy is to market the VideoLan System and to develop additional products utilizing its proprietary technology. Since the Company's technology could be adaptable to additional applications, including home to home video, voice and data conferencing, it may undertake other initiatives in the future.

Once the VideoLan System is installed, users at their PCs can initiate and control multi-party, real time, interactive, video, voice and data conferences. Up to four full motion (30 frames per second) video images can be displayed on the PC monitor, and multiple real time data applications can be performed interactively. Users also can access and control at their PCs the functionality of remote multimedia devices, such as cameras, video monitors, video cassette recorders ("VCRs") and laser discs. The VideoLan System is a PBX-like hub network, integrated into a local area network environment("LAN"), which transports uncompressed real time analog video, voice and data signals independently of and parallel to the LAN. A communications network solution, the VideoLan System accesses data from a client/server and transports the data signals, along with the video and voice signals, using the existing LAN UTP infrastructure. UTP has four pairs of wires (8 individual wires). The VideoLan System transmits video, voice and data signals over one of the pairs, while real time video, voice and data signals are received interactively over a second pair. The LAN can use the remaining two pairs for data only applications.

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

As a result of the information derived from this study, the Company has targeted specific vertical markets that should benefit from its broadband video technology. These markets include telemedicine, distance learning and high end business applications. As a result of targeting these markets, the Company has systems presently sold to, or in evaluation at, a leading technology hospital, a southern university and several military bases. The Company believes that by targeting a broader market than the traditional desktop video conferencing market, it can better position itself against the competition. In addition to this traditional market, the Company's technology provides new opportunities for image file transfer and real time business applications. These markets provide the greatest opportunity for rapid growth at sustainable high margins.

The Company has announced its series of new broadband video communication products, and a price reduction on its existing VL2000 system. The new products include the VL1000, a campus wide full motion desk-top video conferencing system; the VL1500, a multi-media desk-top video conferencing system, including multi-party calling; and the VL3000, a full-featured video communication exchange system providing desk-top video conferencing for campus and wide area network applications. The VL3000 will also include multi-user capability, archiving features, and other high end multi-media features. Each of the new models are fully inter-operable and upwards compatible.

There can be no assurance that the Company will establish satisfactory distribution channels for the VideoLan Systems or that the VideoLan Systems will be accepted in the marketplace. There can also be no assurance that the Company will enter into satisfactory development contracts for video services and or that it can complete development before other technologies are selected by video services providers.

Revenues.

The Company has engaged in limited marketing of the VideoLan VL2000 System and is currently beginning to implement its marketing strategy. It was expected that the Company would have nominal sales for the first and second quarters of 1997 due to publicity problems experienced by the Company during the last half of 1996. However, the Company had revenues of $295,720 for the six months ended June 30, 1997. VideoLan had not yet begun shipping its product in the comparable period of 1996.

Operating Expenses:

Total operating expenses for the six months ended June 30, 1997 were $3,249,717 as compared with $3,338,877 for the six months ended June 30, 1996.

         Salaries and payroll taxes decreased by $107,713 to $872,560 during the six months ended June 30, 1997 compared to $980,273 in the six months ended June 30, 1996. As of July 31, 1996 VideoLan had 34 employees. These employees were engaged in research and development and selling and administrative capacities. As of July 31, 1997 VideoLan had 42 employees. These employees are in production, marketing, sales, administration, research and development, and customer service. The salaries in 1996 represented several severance payments to terminated employees and therefore were higher even though there were fewer employees.



                                    13 of 17

         Research and development expenses for the six month period ending June 30, 1997 were $988,254 as compared with $854,664 for the same period in 1996. In 1996 the Research and Development department was developing the original product, the VL2000. In 1997 the efforts expanded to the development of VideoLan software and a Gateway. This required additional personnel such as engineers, programmers, and technicians. It also required additional equipment and consulting services.

         Marketing costs for the six months ended June 30, 1997 were $37,994 as compared with $141,305 for the same period in 1996. The decrease in marketing cost is a result of the Company discontinuing a contract for public relations services which was running about $15,000 to $40,000 per month.

         Consulting and Professional Fees decreased $76,990 to $204,432 for the six month period ending June 30, 1997 from $281,422 for the six month period ending June 30, 1996. The majority of the decrease in this area is due to legal fees incurred in the process of defending the Company against lawsuits and legal compliance activities required by a publicly held company.

         Travel and Entertainment for the six month period ending June 30, 1997 was $214,551 as compared with $225,020 for the same period in 1996. The decrease in travel and entertainment is mainly due to decrease in sales while the new version is being perfected. A decrease in sales results in a decrease in installations, therefore, there are fewer people traveling.

         Rent and Office expenses for the six months ended June 30, 1997 were $206,056. They increased by $43,039 from $163,017 for the comparable period in 1996. During 1996, the Company moved its research and development and its operations departments from the corporate offices to a larger, better equipped facility. The Company also added an outside sales office in Massachusetts. Currently, the rent and office expenses include the expenses of three facilities. The Company combined the corporate offices and the research and development/operations facility in the June of 1997 to minimize overhead.

         Insurance increased by $55,083 from $88,426 for the period ending June 30, 1996 to $143,509 for the period ending June 30, 1997. The majority of this increase is due to a significant increase in the officers and directors insurance coverage to comply with industry standards. An increase in personnel has also caused increases in health and workers compensation premiums.

         Stock administration charges were $50,101 for the period ending June 30, 1997. Stock administration for the six month period ending June 30, 1996 were $37,898.

         Other expenses. The significant expenses in this category are supplies, repairs and maintenance, employee relations and training, bad debts expense, and other miscellaneous expenses. There was no significant change in other expenses.


Net Loss:

The net loss of the Company for the six months ended June 30, 1997 was $3,064,713 ($0.22 per share) as compared with $3,221,553 ($0.23 per share) for the six months ended June 30, 1996. The Company has made nominal sales and implemented a rigid budget to cut costs during the first quarter of 1997. The Company had 15 more employees, 3 more departments, and two more locations at June 30, 1997 than the Company had at June 30, 1996, and a had a decrease in the net loss of $156,840. The Company expects to incur continuing losses until significant quantities of the VideoLan VL2000 System are sold


                                    14 of 17

Liquidity and Capital Resources:

Through June 30, 1997, an aggregate of $15,509,082 has been expended in the operating and development stage activities of the Company, principally for research and development, salaries and professional fees. An additional $754,783 has been used primarily to acquire the Company's proprietary technology, prepare the Company's patent applications and purchase certain equipment. Additional funds will be necessary to pay for additional engineers, technical people and increased marketing costs in connection with the sale of the Company's products.

Through June 30, 1997, the Company financed its operations primarily through investments by individual investors, a 1995 private placement which raised net proceeds of approximately $1,900,000, and from its initial public offering which was completed in August 1995 and generated net proceeds of $9,600,000.

During October and November 1996, the Company completed a $5,500,000 financing through the sale of convertible preferred shares in a private placement under Regulation D. The net proceeds of the $5,500,000 private placement after commissions and offering cost was $4,978,342. The Preferred Stock sold in the Offering was convertible into Common Stock on or after January 17, 1997 at the lesser of $4.88 or the five day average trading price of the Common Stock at the time of conversion less a discount of between 15% and 20%. The Company may redeem the Preferred Stock upon conversion under certain circumstances. The Company was required to register for public resale the Common Stock issuable upon conversion of the Preferred Stock on or before January 17, 1997, or issue increasingly higher amounts upon conversion. The Company has not registered that Common Stock. As of the date hereof, holders of preferred stock have converted shares of preferred stock into shares of common stock. In connection with the private placement, the Company issued a warrant to the broker for 6% of the aggregate amount raised at $4.88 per share.

On August 1, 1997, the Company completed the first phase for its next financing requirements. The Company received initial gross proceeds of $1.2 million and is in the process of final negotiations for up to an additional $4 million. The Company expects these funds to provide the Company with sufficient financing to continue its R&D, marketing, and sales efforts through mid-1998.


As of August 4, 1997 the Company's current cash position was $1,300,000. The Company is utilizing approximately $450,000 of that cash per month for operating and research and development activities. It is anticipated that the Company's current cash position will be sufficient to fund the Company's operations through the third quarter of 1997. Due to the acquisition of the ImageLink assets, the Company has been issued a sizable purchase order. The Company expects a cash flow to materialize from this purchase order in the next couple of months. The Company is actively seeking additional financing to fund its activities for the balance of 1997 and into 1998. The Company cannot anticipate what the terms of this additional funding will be. There can be no assurance that such financing will be available. Failure to receive such financing could require the Company to cease operations. Even if such financing is obtained, unless and until adequate income from sales of the Company's initial product which is a stand-alone video, voice and data communications network solution for the desktop personal computer is realized, the timing, sufficiency and receipt of which cannot be predicted, future development and commercialization of the Company's technology will require the Company to continue to seek further financing in the future.

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

                A class action lawsuit has been filed against the Company by investors who purchased the Company's securities over a period beginning November 7, 1995 and ending May 28, 1996. The Company believes that the claims asserted in the lawsuit are without merit and therefore the Company intends to vigorously defend the lawsuit.

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

                (b)     Reports

                                    16 of 17

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VideoLan Technologies, Inc.

Date:  August 11, 1997                      /s/ Jack Shirman
                                            -----------------------------
                                            Jack Shirman
                                            Chief Executive Officer


Date:  August 11, 1997                      /s/ Steven B. Rothenberg
                                            -----------------------------
                                            Steven B. Rothenberg
                                            Chief Financial and
                                              Accounting Officer



                                    17 of 17