Form 10QSB
period 1997-09-30
VIDEOLAN TECHNOLOGIES INC /DE/
filed 1997-11-13
CIK 946345

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

YES    X        NO
     -----          ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Shares Outstanding at September 30, 1997
----------------------                  ----------------------------------------
Common stock, $.08 par value per share                    2,808,975



                        This document contains 22 pages.

                                     INDEX

                                                                            Page

PART I.     Financial Information

ITEM 1.     Financial Statements

            Unaudited Condensed Balance Sheet as of September 30, 1997         3

            Unaudited Condensed Statements of Operations for the
            three months ended September 30, 1996 and 1997, the nine
            months ended September 30, 1996 and 1997, and for the
            period from May 11, 1994(Inception) to September 30,
            1997.                                                              4

            Unaudited Condensed Statement of Stockholders' Equity
            for the Period from January 1, 1996 through
            September 30, 1997                                                 5

            Unaudited Condensed Statements of Cash Flows for the
            three months ended September 30, 1996 and 1997, the nine
            months ended September 30, 1996 and 1997, and for the
            period from May 11, 1994(Inception) to September 30,
            1997.                                                              6

            Notes to Unaudited Condensed Financial Statements                  8

ITEM 2.     Management's Discussion and Analysis or Plan of Operations        15

PART II.    Other Information                                                 20

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Senior Securities

ITEM 4.     Submission of Matters to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits and Reports

SIGNATURES                                                                    22

                                    2 of 22

                         VideoLan Technologies, Inc.
                       (a development stage enterprise)
                           CONDENSED BALANCE SHEET
                              September 30, 1997
                                 (Unaudited)


             Assets

Current assets:
  Cash and cash equivalents                    $  291,780
  Accounts receivable                             395,703
  Inventories                                     789,631
  Prepaid expenses and other current assets        58,500
                                               ----------
    Total Current Assets                                   $ 1,535,614

Property and equipment, net                                    580,825

Other assets:

  Patent pending or granted                        85,236
  Restricted Cash                                  90,000
  Goodwill                                         25,380
  Deferred offering cost and issue cost           141,889
  Security deposits                                25,781
                                                               368,286
                                                           -----------
                                                           $ 2,484,725
                                                           ===========

     Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities     $  549,916
  Convertible Debentures                        1,079,000
  Capital lease obligations-current                28,077
                                               ----------
    Total Current Liabilities                              $ 1,656,993

Long term liabilities:
  Capital lease obligations-non current                          2,994

      Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.01 par value 5,000,000
   shares authorized, 4140 shares issued and
    outstanding                                        42
  Common stock, $.08 par value; 10,000,000
   shares authorized; 2,808,975 shares issued
   and outstanding                                224,718

  Additional paid-in-capital-Preferred stock    3,747,297
  Additional paid-in-capital-Common stock      18,921,667
  Deficit accumulated during the development
   stage                                      (22,068,986)
    Total Stockholders' Equity                                 824,738
                                                           -----------
                                                           $ 2,484,725
                                                           ===========

                                   3 of 22

                        VideoLan Technologies, Inc.
                      (a development stage enterprise)
                     CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                                                                               Period from
                                                                                                               May 11, 1994
                                                                                                                (Inception)
                                               Three Months Ended                 Nine Months Ended               through
                                                  September 30,                      September 30,                June 30,
                                              1996             1997             1996              1997              1997
                                         ------------     ------------      ------------      ------------      ------------
Net                                      $    488,947     $    225,101      $    488,947      $    520,822      $    898,678

Cost of sales                                 283,444          110,141           283,444           274,292         1,046,690
                                         ------------     ------------      ------------      ------------      ------------

Gross profit                                  205,503          114,960           205,503           246,530          (148,012)

Selling,general and administrative expenses:
   Salaries                                   417,646          494,236         1,397,920         1,366,796         3,678,124
   Compensation expense                             -                                  -                           3,640,855
   Payroll taxes                               43,855           30,006           133,767           103,110           392,043
   Consulting fees                             47,430           51,757           328,851           256,190         1,626,077
   Marketing cost                              30,218           47,079           171,523            85,073           581,437
   Professional fees                          175,923           90,819           340,018           380,245         1,354,553
   Travel and entertainment                   111,981          136,921           337,001           351,471         1,325,195
   Research and development                   488,879          292,261         1,343,543         1,280,516         6,434,208
   Equipment Expense                          121,102           36,064           344,079            89,207           570,231
   Rent                                        52,663           39,191           125,489           134,667           424,435
   Insurance                                   65,465           92,432           153,891           235,941           512,731
   Office                                      60,905           57,892           151,096           168,471           570,643
   Depreciation and amortization               33,703           85,351            77,885           156,697           300,936
   Stock Administration Charges                29,394           93,391            67,293           143,492           224,650
   Penalties on Reg D Registration                             355,611                             355,611           355,611
   Other                                       73,903           17,903           119,588            63,144           241,494
                                         ------------     ------------      ------------      ------------      ------------
      Total expenses                        1,753,067        1,920,914         5,091,944         5,170,631        22,233,223

Other income (expense)
   Interest income(expense)-net                27,194           (9,602)          142,212            43,198           348,185
   Other Income                                (1,971)           6,622               335             7,256           (35,936)
                                         ------------     ------------      ------------      ------------      ------------
                                               25,223           (2,980)          142,547            50,454           312,249

    Net loss                             $ (1,522,341)    $ (1,808,934)     $ (4,743,894)     $ (4,873,647)     $(22,068,986)
                                         ============     ============      ============      ============      ============

Loss per share                           $      (0.87)    $      (0.85)     $      (2.73)         $  (2.59)     $     (13.66)

                                         ============     ============      ============      ============      ============

Weighted average common
 shares outstanding                         1,748,291        2,120,297         1,739,224         1,879,442         1,615,701
                                         ============     ============      ============      ============      ============

                                   4 of 22

                         VideoLan Technologies, Inc.
                       (a development stage enterprise)
                      STATEMENT OF STOCKHOLDERS' EQUITY
                              September 30, 1997
                                 (Unaudited)


                                                                                                          Deficit
                                                                       Additional          Additional    Accumulated
                                                                        Paid-In             Paid-In        During         Total
                                  Preferred      Common Stock           Capital             Capital      Development   Stockholders'
                                    Stock    Shares       Amount     Preferred Stock      Common Stock      Stage         Equity
                                  --------- ---------     -------    ---------------      ------------   -------------  -----------
Balance at January 1, 1997        $     55   1,755,800    $ 140,464     $ 4,978,287       $ 16,859,632   $ (17,195,339)   4,783,099
Employee stock options exercised                   500           40                              3,960                        4,000
Imagelink asset acquisition                    500,000       40,000                            237,554                      227,554
Conversion of preferred stock
  into common stock                    (14)    358,194       28,655      (1,230,990)         1,557,959                      355,610
Conversion of debentures into
 common stock                                  194,481       15,558                            262,563                      278,121
Net loss                                                                                                    (4,873,647)  (4,873,647)

                                  ---------  ---------    ---------  ---------------      ------------    ------------   -----------
Balances at September 30, 1997    $     41   2,808,975    $ 224,717  $    3,747,297       $ 18,921,668    $(22,068,986)  $  824,738
                                  ========= ==========    =========  ===============      ============    ============   ==========

                                   5 of 22

                         VideoLan Technologies, Inc.
                       (a development stage enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                                     Period from
                                                                                                                     May 11, 1994
                                                                                                                     (Inception)
                                                           Three Months Ended             Nine Months Ended             through
                                                             September 30,                  September 30,             September 30,
                                                       1996             1997             1996             1997            1997
                                                   -------------   -------------     -------------   -------------    -------------
Cash flows from operating and development
stage activities:

Net loss                                             $ (1,522,341)   $ (1,808,934)   $ (4,743,894)   $ (4,873,647)    $(22,068,986)
Adjustments to net loss:
Issuances of common stock for services rendered                                                                 -        1,146,875
Issuances of common stock for consulting services
 rendered                                                                                                       -          665,000
Issuances of common stock for purchased research
 and development                                                                                                -          709,125
Issuances of stock options to consultants                                                                       -        2,197,780
Issuances of common stock for Imagelink
 Asset Purchase                                                           279,000                         279,000          279,000
Issuances of common stock converted from debentures                       278,121                         278,121          278,121
Issuances of common stock converted from
 preferred stock                                                        1,586,615                       1,586,615        1,586,615
Preferred stock converted to common stock                              (1,231,004)                     (1,231,004)      (1,231,004)
Goodwill on Imagelink Asset Purchase                                      (34,862)                        (34,862)         (34,862)
Depreciation and amortization                              33,703          85,351          77,885         156,697          300,936
Gain on sale of assets                                      1,972                           1,884               -           45,411
(Increase) decrease in accounts receivable               (449,558)       (219,122)       (449,481)       (314,461)        (395,703)
Increase in interest receivable                                                                                 -           33,800
Increase in inventories                                    84,733         (64,267)       (536,167)         (3,216)        (789,631)
(Increase) decrease in prepaid expenses and other
 current assets                                           (83,656)         34,014        (119,490)          5,929          (58,500)
Increase in security deposits                              19,977                         (77,121)          4,425          (25,782)
(Increase) decrease in accounts payable and
 accrued liabilities                                      231,990          (7,719)        286,657         (25,209)         749,916
                                                     -------------   -------------   -------------   -------------    -------------
  Net cash used in operating and development
   stage activities                                    (1,683,180)     (1,102,807)     (5,559,727)     (4,171,612)     (16,611,889)
                                                     -------------   -------------   -------------   -------------    ------------
Cash flow from investing activities:

Acquisition of property and equipment                     (89,596)        (84,583)       (205,729)       (176,423)        (661,374)
Acquisition Cost of Imagelink Asset Purchase                               (1,445)                         (1,445)          (1,445)
Investment in certificate of deposit                                                                            -          (90,000)

Proceeds from sale of assets                                1,230                           1,730               -            1,730
Patent application costs                                   (1,006)                        (54,506)              -          (89,722)
                                                     -------------   -------------   -------------   -------------    ------------
  Net cash used in investing activities:                  (89,372)        (86,028)       (258,505)       (177,868)        (840,811)
                                                     -------------   -------------   -------------   -------------    ------------

                                   6 of 22

                       (a development stage enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                                      Period from
                                                                                                                      May 11, 1994
                                                                                                                       (Inception)
                                                                 Three Months Ended        Nine Months Ended           through
                                                                    September 30,            September 30,          September 30,
                                                                  1996         1997        1996           1997           1997
                                                                --------    ---------    ----------     --------     -------------
Cash flows from financing activities:

Proceeds from issuance of common stock in private placement                                                    -         2,655,647
Offering costs                                                  (158,805)                                 (1,446)         (327,709)
Proceeds from the exercise of stock options by employees         156,901                    298,901        4,000           350,900
Proceeds from initial public offering                                                                          -        11,500,000
Underwriter's commissions and expense allowances                                                               -        (1,449,000)
Offering costs                                                                             (186,553)           -          (445,970)
Proceeds from issuance of convertible debentures                              879,000                    879,000           879,000
Issue Cost of convertible debentures                                         (164,144)                  (164,144)         (164,144)
Proceeds from issuance of preferred stock in private placement                                                 -         5,500,000
Offering costs                                                                 (7,112)                    (7,112)         (528,770)
Proceeds from notes payable                                                                                    -           331,000
Repayment of notes payable                                                                                     -          (331,000)
Repayment of capital lease obligations                           (45,861)     (17,310)      (91,013)     (54,508)         (191,674)
Proceeds from bridge loans                                                                                     -           900,000
Repayment of bridge loans                                                                                      -          (900,000)
Loans to employees, net                                                                                        -           (33,800)
                                                              ----------    ---------    ----------   ----------     -------------
Net cash provided by financing activities:                       (47,765)     690,434        21,335      655,790        17,744,480
                                                              ----------    ---------    ----------   ----------     -------------
Increase(decrease) in cash and cash equivalents:              (1,820,317)    (498,401)   (5,796,897)  (3,693,690)          291,780
Cash and cash equivalents at beginning of period               2,532,417      790,181     6,508,997    3,985,470                 -
                                                              ----------    ---------    ----------   ----------     -------------
Cash and cash equivalents at end of period                    $  712,100    $ 291,780    $  712,100   $  291,780     $     291,780
                                                              ==========    =========    ==========   =========      =============

Supplemental disclosure of cash flow information: Capital lease obligations of

$9,673 were incurred when the Company entered into new leases for testing equipment. Interest expense paid in cash was $7,655.

                                   7 of 22

                          VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

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

2.   Net Loss Per Share of Common Stock

The computation of loss per common share is based on the weighted average number of outstanding shares. Stock options and warrants have not been included in the calculation as their inclusion would be antidilutive. The weighted average number of outstanding shares has been restated as though the 1-for-8 reverse stock split which occurred on September 26, 1997 happened at the inception of the Company.

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


                             8 of 22

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)


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


10.  Interim Financial Statements

The unaudited balance sheet as of September 30, 1997 and the unaudited statements of operations and cash flows for the three months ended September 30, 1997 and 1996, the nine months ended September 30, 1997 and 1996, and the period May 11, 1994 (inception) through September 30, 1997 and the statement of stockholders' equity for the nine months ended September 30, 1997 contain all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Company's management, necessary to present the financial position of the Company as of September 30, 1997 and results of operations and the cash flows for the nine months ended September 30, 1997 and 1996, and the period May 11, 1994 (inception) through September 30, 1997.

                                    9 of 22

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)


NOTE C - RESTRICTED CASH

On April 12, 1996, the Company invested $90,000 in a certificate of deposit at Bank One as collateral for the lease on their new facility. The certificate of deposit will mature on April 12, 1998 at an annual interest rate of 4.4%. The Company is required to reinvest this certificate of deposit as collateral for the remainder of the lease.

NOTE D-CAPITAL STOCK TRANSACTIONS

                          COMMON STOCK TRANSACTIONS

                                                                                     Pre-Split
                                                     Pre-Split        Pre-Split       Average         Common
                                                       Common           Common         Share           Stock
 Date                 Investor                         Shares           Shares        Amounts         Equity
--------------------------------------------------------------------------------------------------------------
6/30/97          Beginning Balance                   14,046,398       1,755,800      $  9.6823      17,000,095
1/12/97    (1)   Employee options exercised               4,000             500         8.0000           4,000
7/3/97     (3)   Preferred stock conversion             129,143          16,143         3.8475          62,109
7/11/97    (2)   Imagelink asset purchase             4,000,000         500,000         0.5551         277,554
7/23/97    (4)   Preferred stock conversion             990,552         123,819         4.6970         581,575
7/23/97    (4)   Preferred stock conversion             990,552         123,819         4.6970         581,575
7/28/97    (5)   Preferred stock conversion              73,659           9,207         6.0449          55,658
8/29/97    (6)   Preferred stock conversion             308,032          38,504         4.7105         181,372
8/29/97    (7)   Preferred stock conversion             135,715          16,964         3.6116          61,268

9/10/97    (8)   Preferred stock conversion             237,895          29,737         2.1205          63,057
9/17/97    (9)   8% Debenture conversion                987,850         123,481         1.5428         190,501
9/26/97    (10)  8% Debenture conversion                567,999          71,000         1.2341          87,620
                                                                     ------------                  -----------
9/30/97          Total Outstanding Shares                             2,808,974                     19,146,385
                                                                     ------------                  -----------

1. During January, 1997, 4,000 employee stock options were exercised at $1 per share.

2. During July 1997, the Company purchased certain assets of Imagelink, Inc. The purchase consisted of 4,000,000 shares of the Company's stock, 3,000,000 of those shares are subject to automatic cancellation if aggregate revenues during the 12 months ending July 10, 1998 do not equal or exceed $12,000,000. The 1,000,000 non-cancelable shares are considered as consideration of $279,000. The value of the 3,000,000 shares will be recorded as consideration only when it determined that the revenue target will be met. The acquisition was accounted for under the purchase method resulting in goodwill of approximately $34,000.

3. On July 3, 1997, 60 shares of the October, 1997 Regulation D preferred stock offering were converted to common stock at a conversion rate of $.525 per share (pre-split), 14,857 of the shares issued were due to penalties.

4. On July 23, 1997, 1,000 shares of the October, 1997 Regulation D preferred stock were converted to common stock at a conversion rate of $.635 per share (pre-split), 406,300 of the shares issued were due to penalties.

                                    10 of 22

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

5. On July 28, 1997, 50 shares of the October, 1997 Regulation D preferred stock were converted to common stock at a conversion rate of $.82 per share (pre-split), 12,683 of the shares issued were due to penalties.

6. On August 29, 1997, 150 shares of the October, 1997 Regulation D preferred stock were converted to common stock at a conversion rate of $.635 per share (pre-split), 71,812 of the shares issued were due to penalties.

7. On August 29, 1997, 50 shares of the October, 1997 Regulation D preferred stock were converted to common stock at a conversion rate of $.49 per share (pre-split), 32,674 of the shares issued were due to penalties.

8.   On September 10, 1997, 50 shares of the October, 1997 Regulation D preferred stock were converted to common stock at a conversion rate of $.285 per share (pre-split), 62,456 of the shares issued were due to penalties.

9. On September 17, 1997, $220,000 of the Regulation S 8% Convertible Debenture was converted to 987,850 shares of common stock at a conversion rate of $.225 per share (pre-split), 10,072 of these shares were issued due to accrued interest.

10. On September 26, 1997, $101,000 of the Regulation S 8% Convertible Debenture was converted to 567,999 shares of common stock at a conversion rate of $.18 per share (pre-split), 6,888 of these shares were issued due to accrued interest.


One-for-Eight Reverse Split

On September 26, 1997 the Company did a 1-for-8 reverse split of its common stock. The weighted average shares of common stock have been restated as though it had been that way since the inception of the Company.

NOTE  E  -  IMAGELINK ACQUISITION

During July 1997, the Company purchased certain assets of Imagelink, Inc. The purchase consisted of 4,000,000 shares of the Company's stock, 3,000,000 of those shares are subject to automatic cancellation if aggregate revenues during the 12 months ending July 10, 1998 do not equal or exceed $12,000,000. The 1,000,000 non-cancelable shares are considered as consideration of $279,000. The value of the 3,000,000 shares will be recorded as consideration only when it is determined that the revenue target will be met. The acquisition was accounted for under the purchase method resulting in goodwill of approximately $34,000.

NOTE F-COMMITMENTS AND CONTINGENCIES

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

                                    11 of 22

                           VideoLan Technologies, Inc.

                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)


Future minimum lease payments on noncancellable operating leases are as follows:

                                                  1997             49,518
                                                  1998            209,072
                                                  1999            213,072
                                                  2000            179,372
                                                  2001            119,592
                                                  2002             69,762
                                                       ===================
                                                                  889,906

                                                       ===================

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

                                    12 of 22

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)



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

Additional Funding

On July 31, 1997 the Company issued a $1,200,000 8% Convertible Debenture due July 31, 1998 for cash consideration. The Company paid $180,000 in commissions and finders fees. The purchaser of the debenture has the option to convert all the principal amount of the Debenture, plus accrued interest, provided the principal amount is at least $10,000, into Common Stock at any time after September 10, 1997, at a conversion price for each share of Common Stock is equal to 80% of the market price on the conversion date. The market price shall be the average closing bid price of the Common Stock on the five trading days immediately preceding the conversion date.

On September 24, 1997, the Company issued $200,000 of 4% debentures due September 24, 1999 convertible into common stock any time after November 8, 1997 at 80% of closing bid price for 5 days preceding the conversion date.

On September 17, 1997, $220,000 of the aforementioned 8% Convertible Debentures were converted to common stock. On September 26, 199,7 an additional $101,000 of the 8% debentures were converted to common stock. The balance of the debentures due as of September 30, was $879,000. The interest accrued on those debentures for the period ending September 30, 1997 was $11,752.

On October 24, 1997, $250,000 of the $879,000 remaining balance as of September 30,1997 was converted to common stock, leaving a balance due to the investors of $629,000.

NOTE G- SUBSEQUENT EVENTS

Additional Funding

On November 4, 1997, the Company received additional financing of $200,000 from the issuance of 8% convertible debentures.

Regulation S 8% Convertible Debentures

On October 24, 1997, $250,000 of the $879,000 remaining balance as of September 30,1997 was converted to common stock, leaving a balance due to the investors of $629,000.

Regulation D Convertible Preferred Stock

During the period from October 17, 1997 through October 24, 1997, 441 shares of the Regulation D preferred stock were converted to common stock resulting in the issuance of approximately 4.5 million shares of common stock.

                                    13 of 22

                           VideoLan Technologies, Inc.
                        (a development stage enterprise)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

Achille Tedesco Named to the Board of Directors

On October 21, 1997 the Company named Achille (AC) Tedesco to the board of directors. Mr. Tedesco will replace former board member John Glankler, who has stepped down due to increased responsibilities resulting from his promotion to partner of the law firm Sebaly, Shillito, & Dyer.

Authorized Shares of Common Stock Raised to 500,000,000

In October of 1997, the majority of the shareholders approved an increase in the authorized shares of common stock from 10,000,000 shares to 500,000,000 shares. Due to some conversions of the Regulation S 8% Convertible Debentures and the Regulation D Convertible Preferred Stock, the number of shares issued and outstanding as of November 10, 1997 is approximately 40,000,000.

                                    14 of 22

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

Description of Business

VideoLan Technologies, Inc. is a premier developer of video conferencing and video broadcast solutions based upon its Metallic FiberTM transmission and broadband switching technology. VideoLan's technology enables broadcast-quality transport of high-speed, bi-directional, real-time voice, data and video over existing unshielded twisted pair ("UTP") copper wire infrastructures. The Company's business strategy is to market the VideoLan System and to develop additional products utilizing its proprietary technology. Since the Company's technology could be adaptable to additional applications, including home to home video, voice and data conferencing, it may undertake other initiatives in the future.

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

                                    15 of 22

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

On June 24, 1997 the Company announced its series of new broadband video communication products, and a price reduction on its existing VL2000 system. The new products include the VL1000, a campus wide full motion desk-top video conferencing system; the VL1500, a multi-media desk-top video conferencing system, including multi-party calling; and the VL3000, a full-featured video communication exchange system providing desk-top video conferencing for campus and wide area network applications. The VL3000 will also include multi-user capability, archiving features, and other high end multi-media features. Each of the new models are fully inter-operable and upwards compatible.

On October 20, 1997 the Company announced its innovative next generation of video enterprise exchange products. The newly introduced family of products, the Visual Xchange System (VXS)(TM), allows users to visually communicate, share data and have universal access to video resources. The VXS product family is unique in its ability to integrate any video or visual information source into a conference, and be fully controllable by the users during conferences. In addition, the new products offer exceptionally high standards in visual communication, transmitting NTSC quality video, stereo audio, switch signaling and point-to-point data.


On October 7, the Company announced it had retained Rourke-MS&L, a Boston-based public and investor relations firm specializing in the hi-tech industry, to provide strategic media and IR counsel. Rourke-MS&L is a wholly-owned subsidiary of Manning, Selvage & Lee, the tenth largest PR/IR agency worldwide. Rourke will leverage many years of experience in working with hi-tech companies to bring VideoLan's emerging video technology to the forefront. In addition, the agency plans to utilize its extensive contacts in the trade and business press, venture capital markets and the investment and market research analyst communities to increase awareness of VideoLan.

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

Revenues.

The Company has engaged in limited marketing of the VideoLan Series of products and is currently beginning to implement its marketing strategy. It was expected that the Company would have nominal sales through third quarter of 1997 due to publicity problems experienced by the Company during the last half of 1996. However, the Company had revenues of $520,822 for the nine months ended September 30, 1997, as compared to $488,947 in the comparable period of 1996.

                                    16 of 22

Operating Expenses:

Total operating expenses for the nine months ended September 30, 1997 were $4,784,207 as compared with $5,091,944 for the nine months ended September 30, 1996. Sales increased by $31, 875 in 1997, yet the operating expenses decreased by $307,737.

     Salaries and payroll taxes decreased by $61,781 to $1,531,687 during the nine months ended September 30, 1997 compared to $1,469,906 in the nine months ended September 30, 1996. As of October 31, 1996 VideoLan had 42 employees. As of October 31, 1997 VideoLan had 39 employees. These employees are in production, marketing, sales, administration, research and development, and customer service. The salaries in 1996 represented several severance payments to terminated employees.

     Research and development expenses for the nine month period ending September 30, 1997 were $1,280,516 as compared with $1,343,543 for the same period in 1996. The research and development department has been diligently working during 1997 to release its series of new broadband video communication products and next generation of video enterprise exchange products, the Visual Xchange System (VXS)(TM). These projects required additional personnel such as engineers, programmers, and technicians. They also required additional equipment and consulting services.

     Marketing costs for the nine months ended September 30, 1997 were $85,073 as compared with $171,523 for the same period in 1996. The decrease in marketing cost is a result of the Company discontinuing a contract for public relations services which was running about $15,000 to $40,000 per month during 1996. It is expected to increase in the last quarter of 1997 and the beginning of 1998. The Company announced on October 7, that it retained Rourke-MS&L for its public and investor relations.

     Consulting and Professional Fees decreased $32,434 to $636,435 for the nine month period ending September 30, 1997 from $668,869 for the nine month period ending September 30, 1996. The majority of the expense in this area is due to legal fees incurred in the process of defending the Company against lawsuits and legal compliance activities required by a publicly held company.

     Travel and Entertainment for the nine month period ending September 30, 1997 was $351,471 as compared with $337,001 for the same period in 1996. The increase in travel and entertainment is mainly due to the increase in sales activity, as well as, trade shows and investor relations presentations around the country.

     Rent and Office expenses for the nine months ended September 30, 1997 were $303,138. They increased by $26,553 from $276,585 for the comparable period in 1996. Currently, the rent and office expenses include the expenses for four facilities. The Company has an outside sales office in Massachusetts. On July 11, 1997 the Company added the Pittsburgh Sales Office through the purchase of the assets of ImageLink, Inc. The Company combined the corporate offices and the research and development/operations facility in June of 1997 to minimize overhead, however, the Company is still responsible for the rent payments for the former corporate offices until a sublease arrangement can be finalized.

     Insurance increased by $82,050 from $153,891 for the period ending September 30, 1996 to $235,941 for the period ending September 30, 1997. The majority of this increase is due to a significant increase in the officers and directors insurance coverage to comply with industry standards.

     Stock administration charges were $143,492 for the period ending September 30, 1997, compared with $67,293 for the nine month period ending September 30, 1996. The increase is associated with the increased number of stock transactions during 1997 and the investor relations efforts.

                                    17 of 22

     Penalties on Regulation D registration of preferred stock. 1,360 shares of Regulation D preferred stock were converted into common stock. There were penalties associated with these conversions which totaled $355,611.

     Other expenses. The significant expenses in this category are supplies, repairs and maintenance, employee relations and training, bad debts expense, and other miscellaneous expenses. The decrease in the category is evidence of the budget efforts made by the Company to reduce and control costs.

Net Loss:

The net loss of the Company for the nine months ended September 30, 1997 was $4,873,647 ($2.59 per share) as compared with $4,743,894 ($2.73 per share) for the nine months ended September 30, 1996. The Company has made nominal sales and implemented a rigid budget to cut costs during the first quarter of 1997. The increase in net loss was due to the penalties expense of the preferred stock conversions in the amount of $355,611. The Company expects to incur continuing losses until significant quantities of the VideoLan Series of products are sold.

Liquidity and Capital Resources:

Through September 30, 1997, an aggregate of $16,611,889 has been expended in the operating and development stage activities of the Company, principally for research and development, salaries and professional fees. An additional $840,811 has been used primarily to acquire the Company's proprietary technology, prepare the Company's patent applications and purchase certain equipment. Additional funds will be necessary to pay for additional engineers, technical people and increased marketing costs in connection with the sale of the Company's products.

Through September 30, 1997, the Company financed its operations primarily through investments by individual investors, a 1995 private placement which raised net proceeds of approximately $1,900,000, and from its initial public offering which was completed in August 1995 and generated net proceeds of $9,600,000.

During October and November 1996, the Company completed a $5,500,000 financing through the sale of convertible preferred shares in a private placement under Regulation D. The net proceeds of the $5,500,000 private placement after commissions and offering cost was $4,978,342. The Preferred Stock sold in the Offering was convertible into Common Stock on or after January 17, 1997 at the lesser of $4.88 or the five day average trading price of the Common Stock at the time of conversion less a discount of between 15% and 20%. The Company filed an S-3 Registration Statement with the Securities and Exchange Commission on September 12, 1997 to register the shares.

On August 1, 1997, the Company completed the first phase for its next financing requirements. The Company received initial gross proceeds of $1.2 million and is currently in negotiations for additional funding.

On September 24, 1997, the Company issued $200,000 of 4% debentures due September 24, 1999 convertible into common stock any time after November 8, 1997 at 80% of closing bid price for 5 days preceding the conversion date.

On November 4, 1997, the Company issued $200,000 of 8% debentures due November 4, 1998, convertible into common stock.

                                    18 of 22

For the past several months, the Company has financed its activities through several small cash infusions from investors. As of November 4, 1997 the Company's current cash position was $308,246. The Company is utilizing approximately $450,000 per month for operating and research and development activities. It is anticipated that the Company's current cash position will be sufficient to fund the Company's operations through November of 1997. Due to the acquisition of the ImageLink assets, the Company has been issued a sizable purchase order. The Company expects a cash flow to materialize from this purchase order in the next couple of months. The Company is actively seeking additional financing to fund its activities for the balance of 1997 and into 1998. The Company cannot anticipate what the terms of this additional funding will be. There can be no assurance that such financing will be available. Failure to receive such financing or additional interim cash infusions would likely require the Company to cease operations. Even if such financing is obtained, unless and until adequate income from sales of the Company's products are realized, the timing, sufficiency and receipt of which cannot be predicted, future development and commercialization of the Company's technology will require the Company to continue to seek further financing.

As of this date, the Company has no long-term debt or material commitments for capital expenditures.

The Company believes that, during the past year, inflation has not had a significant impact on the Company's operating results.

                                    19 of 22

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

           None

ITEM 3.    Defaults Upon Senior Securities

           None

ITEM 4.    Submission of Matters to a Vote of Security Holders

           (A) The annual meeting of Stockholders of VideoLan Technologies, Inc. was held on August 21, 1997.

           (B) Director nominees with the four largest amounts of votes were elected as follows:

      (1) ELECTION OF DIRECTORS              For          Withheld       Elected
--------------------------------------------------------------------------------
Jack Shirman                              12,501,187       182,989            X
Steven B. Rothenberg                      12,508,852       175,324            X
Norman Barkeley                           12,495,552       188,624            X
John R. Glankler                          12,505,552       178,624            X

Vernon Jackson                            2,506,979           0
Timothy Hollinder                         2,506,979           0
Mendy Erad                                2,506,979           0
W.R. Porter                               2,506,979           0



                                    20 of 22

                           VideoLan Technologies, Inc.
                        (A Development Stage Enterprise)

                           Part II: Other Information


          (C) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

                                                                                             Broker
                                                      For         Against      Abstain     Non-Votes
          ------------------------------------------------------------------------------------------
          (2)  Proposal for amendment to the
          Company's certificate of                 11,126,216     3,599,890     238,623      226,426
          incorporation to cause a
          one-for-eight reverse stock split of
          the Company's common stock.

          (3)  Proposal for adoption of the
          1997 Employee Stock Purchase Plan.        7,888,893     3,208,999     287,378     3,805,885

          (4)  Proposal to ratify the
          appointment of Grant Thornton LLP as
          independent accountants for the
          Company for the year ending December     11,901,588     3,089,000     200,567         0
          31, 1997.

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports:

          (a)  Exhibits

          10.1 Form of 8% Convertible Debenture. (1)

          10.2 Form of 4% Convertible Debentures. (2)

          10.3 Asset Purchase Agreement, dated July 10, 1997, by and among IL Acquisition Corp, Video and Communication Solutions, Inc., VideoLan Technologies, Inc. GCH Acquisition Partners, Ltd, and Growth Capital Holdings, Inc. (3)

          10.4 Employment agreement between VideoLan Technologies, Inc. and Jack

               Shirman

          10.5 Employment agreement between VideoLan Technologies, Inc. and Steve Rothenberg

          27.0 Financial Data Schedule

          (b)  Reports

          None

----------

(1) Incorporated by reference to the exhibits to the Form 8-K filed by the Company on August 13, 1997 (File No. 000-26302).

(2) Incorporated by reference to the exhibits to the on Form 8-K filed by the Company on September 24, 1997 (File No. 000-26302).

(3) Incorporated by reference to the exhibits to the on Registration Statement Form S-3 filed by the Company on September 12, 1997. (File No. 333-35521).

                                    21 of 22

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VideoLan Technologies, Inc.

Date:  November 13, 1997                 /s/ Jack Shirman
                                         ___________________________
                                         Jack Shirman
                                         Chief Executive Officer

Date:  November 13, 1997                 /s/ Steven B. Rothenberg
                                         ___________________________
                                         Steven B. Rothenberg
                                         Chief Financial and Accounting Officer


                                    22 of 22